Form 10QSB
period 2001-06-30
PINECREST SERVICES INC
filed 2001-08-01
CIK 1115975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         As of July 27, 2001, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            PINECREST SERVICES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)


                                                                                  June 30,
                                                                                    2001
                                                                           ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                    0
                                                                           ----------------------

                                              TOTAL CURRENT ASSETS         $                    0
                                                                           ======================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable - related party (Note 4)                             $               30,000
                                                                           ----------------------

                                         TOTAL CURRENT LIABILITIES                         30,000

   STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
       Authorized - 20,000,000 shares
       Issued and outstanding 17,000,000 shares                                            17,000
     Deficit accumulated during the development stage                                     (47,000)
                                                                           ----------------------

                                       TOTAL STOCKHOLDERS' DEFICIT                        (30,000)
                                                                           ----------------------

                                                                           $                    0
                                                                           ======================


NOTE: The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

                            PINECREST SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                      3/7/86
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        2001                2000                2001               2000               6/30/01
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General and administrative
   expenses                                       0                   0                  0                   0              47,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $                0  $                0  $               0   $               0  $          (47,000)
                                 ==================  ==================  =================   =================  ==================

BASIC AND DILUTED
   (LOSS) PER COMMON
   SHARE
Net loss per weighted
   average share                 $              .00  $              .00  $             .00   $             .00
                                 ==================  ==================  =================   =================

Weighted average number of
   common shares used to
   compute net loss per
   weighted average share                17,000,000          17,000,000         17,000,000          17,000,000
                                 ==================  ==================  =================   =================

                            PINECREST SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                        3/7/86
                                                             Three Months Ended             Six Months Ended           (Date of
                                                                  June 30,                      June 30,             inception) to
                                                            2001           2000            2001           2000          6/30/01
                                                       --------------  -------------  -------------  --------------  -------------


OPERATING ACTIVITIES
   Net loss                                            $            0  $           0  $           0  $            0  $     (47,000)
   Adjustments to reconcile net loss to cash
     used by operating activities:
       Amortization                                                 0              0              0               0         17,000
       Accounts payable - related party                             0              0              0               0         30,000
                                                       --------------  -------------  -------------  --------------  -------------

                                NET CASH USED BY
                            OPERATING ACTIVITIES                    0              0              0               0              0

INVESTING ACTIVITIES
   Organization costs                                               0              0              0               0        (17,000)
                                                       --------------  -------------  -------------  --------------  -------------

                            NET CASH REQUIRED BY
                            INVESTING ACTIVITIES                    0              0              0               0        (17,000)

FINANCING ACTIVITIES
   Proceeds from sale of
    common stock                                                    0              0              0               0         17,000
                                                       --------------  -------------  -------------  --------------  -------------

                            NET CASH PROVIDED BY
                            FINANCING ACTIVITIES                    0              0              0               0         17,000
                                                       --------------  -------------  -------------  --------------  -------------

                                INCREASE IN CASH
                            AND CASH EQUIVALENTS                    0              0              0               0              0

   Cash and cash equivalents at beginning
     of period                                                      0              0              0               0              0
                                                       --------------  -------------  -------------  --------------  -------------

                         CASH & CASH EQUIVALENTS
                                AT END OF PERIOD       $            0  $           0  $           0  $            0  $           0
                                                       ==============  =============  =============  ==============  =============


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


ITEM 2:   PLAN OF OPERATIONS

         We are a development stage company with no assets and recurring losses from inception and are dependent upon financing to continue operations. For the year ended December 31, 2000 and the three and six month periods ended June 30, 2001, we had no cash on hand and total current liabilities of $30,000. The $30,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

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

         Our management has identified a business opportunity which we are currently investigating. At the time of this filing, we have not entered into a letter of intent or any binding agreement, nor have we established the manner of our participation in the business opportunity. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability. Also, we can not assure that we will be able to acquire the business opportunity, not that it will ultimately prove to be beneficial to Pinecrest and our shareholders.

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

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.
    ----------------

Exhibit Number             Description
--------------------------------------------------------------------------------

3.1 Articles of Incorporation, dated February 10, 1999 (Incorporated by reference to exhibit 3.1 of the Form 10-SB File No. 000-30951, filed July 6, 2000)

3.2 Articles of Merger filed May 11, 2000 (Incorporated by reference to exhibit 3.2 of the Form 10-SB File No. 000-30951, filed July 6, 2000)

3.3 Bylaws (Incorporated by reference to exhibit 3.3 of the Form 10-SB File No. 000-30951, filed July 6, 2000)


(b)  Reports on Form 8-K.
     -------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


Date:  July 30, 2001               Pinecrest Services, Inc.



                                   By: /s/ April Marino
                                        April Marino, President and Director