Form 10KSB
period 2001-12-31
PINECREST SERVICES INC
filed 2002-04-02
CIK 1115975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

Commission file number 000-30951

                     PINECREST SERVICES, INC.
      (Exact name of registrant as specified in its charter)

Nevada                                                67-0695367
(State of incorporation)                              (I.R.S. Employer
                                                      Identification No.)

#584, 3353 South Main Street, Salt Lake City, Utah    84115
(Address of principal executive offices)              (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No   [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: None.

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of March 27, 2002, the registrant had 17,000,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I
Item 1.      Description of business.........................................3
Item 2.      Description of property ........................................6
Item 3.      Legal proceedings ..............................................7
Item 4.      Submission of matters to a vote of security holders ............7

                             PART II

Item 5.      Market for common equity and related stockholder matters........7
Item 6.      Plan of operations..............................................7
Item 7.      Financial statements............................................7
Item 8.      Changes in and disagreements with accountants..................18

                             PART III

Item 9.      Directors and executive officers; compliance
             with Section 16(a).............................................18
Item 10.     Executive compensation.........................................18
Item 11.     Security ownership of certain beneficial owners and management.19
Item 12.     Certain relationships and related transactions.................19
Item 13.     Exhibits and reports on Form 8-K...............................20





                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Pinecrest," "we," "us," and "our" refer to Pinecrest Services, Inc.

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pinecrest's control. These factors include but are not limited to economic conditions generally and in the industries in which Pinecrest may participate, competition within Pinecrest's chosen industry, technological advances and failure by Pinecrest to successfully develop business relationships.

                              PART I

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

     Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

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

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

     Our management will analyze the business opportunities, however, none of our management are professional business analysts (See, Part III, Item 9:
"Directors and Executive Officers . . ."). Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. In January 2002, Mrs. Marino was involved with an acquisition between Bennion Corporation, a blank check company, and idiglobal.com, Inc., a company that designs, develops and markets user-friendly, Internet-based software applications and development tools on
an integrated service platform.  The    transaction was structured as a
stock-for-stock exchange and upon consummation of the transactions, Mrs. Marino resigned as an officer and director of that company. Due to our management's inexperience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, Mrs. Marino, our President, is a director of other blank check companies with a structure and a business plan which is identical to ours.
Our management may be involved with other blank check companies in the future. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

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

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

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

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

     We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for such transactions.

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


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We do not have an established public trading market. As of March 27, 2002 we have approximately 77 stockholders of record holding 15,049,800 restricted shares, as that term is defined in Rule 144, and 1,950,200 common shares which are unrestricted. We have not granted any options or warrants to purchase our common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     We have not sold any securities without registration within the past three years.


                    ITEM 6: PLAN OF OPERATION

     We have no assets and have experienced losses from inception. For the fiscal year ended December 31, 2001 we had no cash on hand and total current liabilities of $30,000. The $30,000 note payable is owed to a shareholder for accounting and legal fees incurred during 1999 and paid by that shareholder on our behalf.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

       Our management intends to actively seek business opportunities during the next twelve months. If we obtain a business opportunity, then it may be necessary to raise additional capital through the sale of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.



                   ITEM 7: FINANCIAL STATEMENTS

                     Pinecrest Services, Inc.

                       Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets..............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity..........................................6

Statements of Cash Flows....................................................7

Notes to the Financial Statements...........................................8

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Pinecrest Services, Inc.

We have audited the accompanying balance sheets of Pinecrest Services, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pinecrest Services, Inc. for the year ended December 31, 2000 and from inception on March 7, 1986 through December 31, 2000 were audited by other auditors whose report dated February 2, 2001 expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinecrest Services, Inc. (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception March 7, 1986 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2002

                     Pinecrest Services, Inc.
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                          December 31
                                                       2001          2000
                                                  ------------- -------------
CURRENT ASSETS

Cash                                              $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                  $     30,000  $     30,000
                                                  ------------- -------------

  Total Liabilities                                     30,000        30,000
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
                                                  ============= =============








The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statement of Operations


                                                                 From
                                         For the Years Ended     Inception on
                                             December 31         March 7, 1986
                                     --------------------------- to Dec.31,
                                         2001           2000     2001
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES

  General & Administrative                      -             -        47,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        47,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (47,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $       0.00  $       0.00  $       0.00
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,000,000    17,000,000    17,000,000
                                     ============= ============= =============















The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on March 7, 1986 through December 31, 2001



                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
 marketing rights            17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1987              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1988              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1989              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1990              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1991              -           -           -             -

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (30,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,000,000      17,000           -       (47,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,000,000      17,000           -       (47,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,000,000  $   17,000  $        -  $    (47,000)
                           ============= =========== =========== =============








The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows

                                                                 From
                                         For the Years Ended     Inception on
                                             December 31         March 7, 1986
                                     --------------------------- Through
                                         2001           2000     Dec. 31, 2001
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (47,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
  Increase  in Accounts Payable                 -             -        30,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities

  Net Cash Provided (Used) by
   Financing Activities                         -             -             -
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents
 at Beginning of Period                         -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents
 at End of Period                    $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $     17,000

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -




The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization & Consolidation Policy

         Pinecrest Services, Inc. (the Company), a Nevada corporation, was
incorporated February 10, 1999.   On May 11, 2000  the Company merged with
Hystar Aerospace Marketing Corporation of Nebraska, Inc. , a Nebraska corporation. (Hystar). The Company is the surviving corporation.

         Hystar, was incorporated March 7, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquired from VIP Worldnet, Inc. initially the only shareholder. The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased. Hystar has been inactive since that date.

         The merger was recorded under the pooling of interest method of accounting. Each share of the Company remained outstanding as one fully paid and non-assessable share of capital stock of the surviving corporation, and each share of Hystar was converted into one fully paid and non-assessable share of capital stock of the surviving corporation.

         The accompanying financial statements present the financial condition and results of operations of Hystar from its inception through the merger date and of the surviving entity, the Company, as of the merger date.

     b.  Recognition of Revenue

         The Company recognizes income and expense on the accrual basis of accounting.

     c.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                      Income (loss)  Shares       Per Share
                                       (Numerator) (Denominator)    Amount
                                       ------------ ------------ ------------

For the year ended December 31, 2001:

Basic EPS
 Income (loss) to common stockholders  $         -   17,000,000  $      (.00)
                                       ============ ============ ============

For the year ended December 31, 2000:

Basic EPS
 Income (loss) to common stockholders  $         -   17,000,000  $      (.00)
                                       ============ ============ ============

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000


NOTE 1 - Summary of Significant Accounting Policies (continued)

     c.  Earning (Loss) Per Share (continued)

                                      Income (loss)  Shares       Per Share
                                       (Numerator) (Denominator)    Amount
                                       ------------ ------------ ------------
From inception on March 7, 1986 to
 December 31, 2001:

Basic EPS
 Income (loss) to common stockholders  $   (44,000)  17,000,000  $      (.00)
                                       ============ ============ ============

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $47,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows as December 31, 2001 and 2000:

                                                        December 31,
                                                      2001          2000
                                                 ------------- -------------
     Deferred tax asset:
          NOL carryforward                       $     16,000  $     16,000

          Valuation allowance                        ( 16,000)     ( 16,000)
                                                 ------------- -------------

                                                 $          -  $          -
                                                 ============= =============

     f.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 2 - Going Concern

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

NOTE 3 - Stockholders' Equity

         In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste milling device. The value of this issuance was $17,000.

NOTE 4 - Related Party Transactions

         During the year ended December 31, 1999, the Company incurred $30,000 of professional fees payable to professionals affiliated with Mutual Ventures Corp. An officer of the Company is also an employee of Mutual Ventures Corp.

NOTE 5 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     As previously reported, on October 30, 2001, we requested and received the resignation of Smith & Company, Certified Public Accountants, as our independent auditors. Then we engaged Chisholm & Associates, Certified Public Accountants, as our independent auditors.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require two directors who serve for a term of one year or until they are replaced by a qualified director Our executive officers are chosen by our Board of Directors and serve at its discretion.



                                                           Director or
Name               Age     Position Held                   Officer Since
------------------ ------ ------------------------------ ------------------
April Marino        26     President, Director             February 10, 1999
Michael A. Carter   50     Secretary/Treasurer, Director   August 3, 2001

     April Marino   Mrs. Marino has worked as a secretary for First Equity
Holdings, Inc. since December 18, 1997. From January 1995 to October 1997 she was employed by Universal Business Insurance as a Customer Service Representative. Mrs Marino is a director of Galaxy Specialties, Inc. and Libra Alliance Corporation, blank check reporting companies.

     Michael A. Carter   Mr. Carter is employed as a mortgage loan broker for
Triton Funding Group, LLC. From 1997 to 1999 he acted as the General Manager of Trinity Mortgage, managing eight offices in a three state area. Prior to that time he opened and managed several independent mortgage companies in the Salt Lake City area. He has over twenty-four years experience in the banking, mortgage and financial services industry. He earned a bachelors degree in psychology, with an emphasis on business and industrial application, from Brigham Young University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2000, Michael A. Carter filed a Form 5 reporting initial ownership in lieu of a late Form 3.


                 ITEM 10: EXECUTIVE COMPENSATION

     Our named executive officer has not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mrs. Marino, who serves in a capacity similar to Chief Executive Officer did not receive any compensation during the 2001 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of March 27, 2002.

                    CERTAIN BENEFICIAL OWNERS

                                             Common Stock Beneficially Owned
                                             --------------------------------
Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock             Percentage of Class
--------------------------------- ------------------------ -------------------
VIP WorldNet, Inc.                    15,049,400               88.5%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

     * VIP WorldNet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock: Joanne Clinger, President, 42,200 and Wayne Reichman, Secretary, 7,200.


                            MANAGEMENT

                                             Common Stock Beneficially Owned
                                             -------------------------------
Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock             Percentage of Class
--------------------------------- ------------------------ ------------------

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

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number          Description
-----------     ------------

3.1 Articles of Incorporation, dated February 10, 1999 (Incorporated by reference to exhibit 3.1 of the Form 10-SB File No. 000-30951, filed July 6, 2000)

3.2 Bylaws (Incorporated by reference to exhibit 3.3 of the Form 10-SB File No. 000-30951, filed July 6, 2000)

Reports on Form 8-K

     None


                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date 3/29/02             Pinecrest Services, Inc.


                                  /s/ April Marino
                              By: _________________________________________
                                  April Marino, President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



                                   /s/ Michael A. Carter
     Date                     By: ________________________________________
                                   Michael A. Carter, Secretary/Treasurer
                                   and Director