Form 10QSB
period 2002-06-30
PINECREST SERVICES INC
filed 2002-08-08
CIK 1115975

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For quarter ended:   June 30, 2002

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

As of August 5, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

       The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                     Pinecrest Services, Inc.
                  (a Development Stage Company)
                       Financial Statements
                          June 30, 2002

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                     June 30     December 31
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
                                                  ============= =============



                     Pinecrest Services, Inc.
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        March 7,
                                three months   three months   six months     six months     1986
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------
REVENUES                        $           -  $           -  $           -  $           -  $          -
                                -------------- -------------- -------------- -------------- -------------

EXPENSES
  General & Administrative                  -              -              -              -        47,000
                                -------------- -------------- -------------- -------------- -------------

   TOTAL EXPENSES                           -              -              -              -        47,000
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (47,000)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $          -
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,000,000     17,000,000     17,000,000     17,000,000    17,000,000
                                ============== ============== ============== ============== =============







                             Pinecrest Services, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                       From
                                                                                       Inception on
                                                          For the six months ended     March 7, 1986
                                                                    June 30,           Through
                                                                2002        2001       June 30, 2002
                                                         ------------- --------------- -------------
Cash Flows from Operating Activities

  Net Loss                                               $          -  $            -  $    (47,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                       -               -        17,000
  Increase  in Accounts Payable                                     -               -        30,000
                                                         ------------- --------------- -------------

  Net Cash Provided (Used) by Operating Activities                  -               -             -
                                                         ------------- --------------- -------------

Cash Flows from Investing Activities                                -               -             -
                                                         ------------- --------------- -------------

  Net Cash Provided (Used) by Investing Activities                  -               -             -
                                                         ------------- --------------- -------------

Cash Flows from Financing Activities                                -               -             -
                                                         ------------- --------------- -------------

  Net Cash Provided (Used) by Financing Activities                  -               -             -
                                                         ------------- --------------- -------------

Increase (Decrease) in Cash                                         -               -             -
                                                         ------------- --------------- -------------

Cash and Cash Equivalents at Beginning of Period                    -               -             -
                                                         ------------- --------------- -------------

Cash and Cash Equivalents at End of Period               $          -  $            -  $          -
                                                         ============= =============== =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights                      $          -  $            -  $     17,000
  Cash Paid For:
    Interest                                             $          -  $            -  $          -
    Income Taxes                                         $          -  $            -  $          -



                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Pinecrest Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Pinecrest," "we," "us," and "our" refer to Pinecrest Services, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pinecrest's control. These factors include but are not limited to economic conditions generally and in the industries which Pinecrest may participate; competition within Pinecrest's chosen market and failure by Pinecrest to successfully develop business relationships.


ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations.
For the six month period ended June 30, 2002, we had no cash on hand and total current liabilities of $30,000. The $30,000 note payable is related to legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

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

       08/07/02
Date_________________________    Pinecrest Services, Inc.


                                  /s/ April L. Marino
                              By: _________________________________________
                                  April L. Marino
                                  President, Principal Financial and
                                  Accounting Officer, and Director