Form 10KSB
period 2002-12-31
PINECREST SERVICES INC
filed 2003-03-31
CIK 1115975

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-30951

                     PINECREST SERVICES, INC.
      (Exact name of registrant as specified in its charter)

Nevada                                67-0695367
------                                ----------
(State of incorporation)              (I.R.S. Employer Identification No.)

#584, 3353 South Main Street, Salt Lake City, Utah       84115
--------------------------------------------------       -----
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

As of March 4, 2003, the registrant had 17,600,000 shares of common stock outstanding.

Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I

Item 1.  Description of business............................................3
Item 2.  Description of property ...........................................6
Item 3.  Legal proceedings..................................................7
Item 4.  Submission of matters to a vote of security holders ...............7

                             PART II

Item 5.  Market for common equity and related stockholder matters ..........7
Item 6.  Plan of operation..................................................7
Item 7.  Financial statements ..............................................8
Item 8.  Changes in and disagreements with accountants ....................18

                             PART III

Item 9.  Directors and executive officers; compliance with Section 16(a)...18
Item 10. Executive compensation............................................18
Item 11. Security ownership of certain beneficial owners and management....19
Item 12. Certain relationships and related transactions....................19
Item 13. Exhibits and reports on Form 8-K..................................19
Item 14. Controls and procedures ..........................................20
Signatures and certifications..............................................20





                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Pinecrest," "we," "us," and "our" refer to Pinecrest Services, Inc.

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pinecrest's control. These factors include but are not limited to economic conditions generally and in the industries in which Pinecrest may participate, competition within Pinecrest's chosen industry, technological advances and failure by Pinecrest to successfully develop business relationships.

                              PART I

ITEM 1: DESCRIPTION OF BUSINESS

Business Development

     On February 10, 1999, Pinecrest Services, Inc. was incorporated in the state of Nevada. Pinecrest completed a change of domicile merger with Hystar Aerospace Marketing Corporation of Nebraska ("Hystar") on May 11, 2000. Hystar merged with Pinecrest solely to change its domicile from Nebraska to Nevada. Hystar was incorporated in the state of Nebraska on March 7, 1986, and was a wholly owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation. Hystar was formed to lease, sell and market the Hystar airship and the Burkett Mill, a waste milling device. However, the venture was found to be cost prohibitive and Hystar ceased such activities in 1986. Hystar did not engage in any further commercial operations.

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

     Our management will analyze the business opportunities; however, none of our management are professional business analysts (See, Part III, Item 9:
"Directors and Executive Officers; . . ."). Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. In January 2002, Mrs. Marino was involved with an acquisition between Bennion Corporation, a blank check company, and idiglobal.com, Inc., a company that designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform. The transaction was structured as a stock-for-stock exchange and upon consummation of the transactions, Mrs. Marino resigned as an officer and director of that company. Due to our management's inexperience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

     In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

     (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. These methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is not listed on a public trading market. As of March 4, 2003, we had 78 stockholders of record holding 17,600,000. We have not granted any options or warrants to purchase our common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Under Equity Compensation Plans

     We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

     We have issued the following common shares without registration during the past three fiscal years.

     On July 15, 2002, our board of directors authorized the issuance of 600,000 common shares to First Equity Holdings Corp. in consideration for consulting and investment banking services valued at approximately $12,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     In connection with each of these isolated issuance's of our securities, we believe that each purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer.

     We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.


                    ITEM 6: PLAN OF OPERATION

     We have no assets and have experienced losses from inception. For the fiscal year ended December 31, 2002, we had no cash on hand and total current liabilities of $30,000. The $30,000 account payable is owed to a shareholder for accounting and legal fees incurred during 1999 and paid by that shareholder on our behalf.

     We have no commitments for capital expenditures for the next twelve
months.   The majority of our expenses are related to our reporting
obligations under the Exchange Act. We have an account payable of $30,000 and issued stock valued at $12,000 for expenses related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. We may repay the account payable with cash, if available, or we may convert it into common stock. Also, if we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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


                   ITEM 7: FINANCIAL STATEMENTS




                     Pinecrest Services, Inc.

                       Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows ...................................................7

Notes to the Financial Statements ..........................................8

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




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Pinecrest Services, Inc.

We have audited the accompanying balance sheets of Pinecrest Services, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception, March 7, 1986, through December 31, 2002.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinecrest Services, Inc. (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception, March 7, 1986, through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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





/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                        December 31
                                                     2002         2001
                                                ------------- -------------
CURRENT ASSETS

Cash                                            $          -  $          -
                                                ------------- -------------

  TOTAL ASSETS                                  $          -  $          -
                                                ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                $     30,000  $     30,000
                                                ------------- -------------

  Total Liabilities                                   30,000        30,000
                                                ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 17,600,000 and 17,000,000
  shares issued and outstanding respectively          17,600        17,000

Additional Paid-in Capital                            11,400             -

Deficit Accumulated during the development stage     (59,000)      (47,000)
                                                ------------- -------------

  Total Stockholders' Equity (deficit)               (30,000)      (30,000)
                                                ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $          -  $          -
                                                ============= =============











The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development  Stage Company)
                     Statement of Operations


                                                                 From
                                       For the Years Ended       Inception on
                                           December 31           March 7, 1986
                                    ---------------------------  to
                                         2002         2001       Dec. 31, 2002
                                    ------------- -------------  -------------

REVENUES                            $          -  $          -   $          -
                                    ------------- -------------  -------------
EXPENSES
  General & Administrative                12,000             -         59,000
                                    ------------- -------------  -------------

    TOTAL EXPENSES                        12,000             -         59,000
                                    ------------- -------------  -------------

NET INCOME (LOSS)                   $    (12,000) $          -   $    (59,000)
                                    ============= =============  =============

NET LOSS PER SHARE                  $      (0.00) $          -   $      (0.00)
                                    ============= =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING   17,600,000    17,000,000     17,016,311
                                    ============= =============  =============













The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From inception on March 7, 1986 through December 31, 2002


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
 marketing rights            17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1987              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1988              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1989              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1990              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1991              -           -           -             -

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (30,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,000,000      17,000           -       (47,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,000,000      17,000           -       (47,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,000,000      17,000           -       (47,000)

Shares issued for services
 at $.02 per share              600,000         600      11,400             -

Net (loss) for the year
 ended December 31, 2002              -           -           -       (12,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002  17,600,000  $   17,600  $   11,400  $    (59,000)
                           ============= =========== =========== =============






The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows

                                                                 From
                                                                 Inception on
                                        For the years ended      March 7, 1986
                                             December 31,        Through
                                     --------------------------- December 31,
                                           2002        2001      2002
                                     ------------- ------------- ------------
Cash Flows from Operating Activities

  Net Loss                           $    (12,000) $          -  $   (59,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -       17,000
  Increase  in Accounts Payable                 -             -       30,000
  Stock issued for services                12,000             -       12,000
                                     ------------- ------------- ------------
  Net Cash Provided (Used) by
  Operating Activities                          -             -            -
                                     ------------- ------------- ------------

Cash Flows from Investing Activities            -             -            -
                                     ------------- ------------- ------------
  Net Cash Provided (Used) by
  Investing Activities                          -             -            -
                                     ------------- ------------- ------------

Cash Flows from Financing Activities            -             -            -
                                     ------------- ------------- ------------
  Net Cash Provided (Used) by
  Financing Activities                          -             -            -
                                     ------------- ------------- ------------

Increase (Decrease) in Cash                     -             -            -

Cash and Cash Equivalents at
  Beginning of Period                           -             -            -
                                     ------------- ------------- ------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $         -
                                     ============= ============= ============

Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $    17,000
  Stock issued for services          $     12,000  $          -  $    12,000

  Cash Paid For:
   Interest                          $          -  $          -  $         -
   Income Taxes                      $          -  $          -  $         -


The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

                                         Income (loss) Shares       Per Share
                                         (Numerator)  (Denominator)  Amount
                                         ------------ ------------ -----------
For the year ended December 31, 2002:

  Basic EPS
  Income (loss) to common stockholders   $  ( 12,000)  17,600,000  $    (.00)
                                         ============ ============ ===========
For the year ended December 31, 2001:

  Basic EPS
  Income (loss) to common stockholders   $         -   17,000,000  $       -
                                         ============ ============ ===========

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - Summary of Significant Accounting Policies (continued)

       c.    Earning (Loss) Per Share (continued)

                                         Income (loss) Shares       Per Share
                                         (Numerator)  (Denominator)  Amount
                                         ------------ ------------ -----------
From inception on March 7, 1986 to
December 31, 2002:

  Basic EPS
  Income (loss) to common stockholders   $   (59,000)  17,016,311  $     (.00)
                                         ============ ============ ===========

       d.    Cash and Cash Equivalents

             The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

       e.    Provision for Income Taxes

             No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $59,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

             Deferred tax asset and the valuation account is as follows as December 31, 2002 and 2001:
                                                        December 31,
                                                     2002           2001
                                                ------------- --------------
    Deferred tax asset:
       NOL carryforward                         $     18,900  $      16,000

       Valuation allowance                          ( 18,900)      ( 16,000)
                                                ------------- --------------

                                                $          -  $           -
                                                ============= ==============

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

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

             In 2002, the Company issued 600,000 shares of authorized, but previously unissued common stock, for services rendered valued at $12,000 (or $.02 per share).

NOTE 4 - Related Party Transactions

             During the year ended December 31, 1999, the Company incurred $30,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. (formerly Mutual Ventures Corp.) An officer of the Company is also an employee of First Equity Holdings Corp.

             During 2002, the Company issued 600,000 shares to First Equity Holdings Corp. An office of the Company is also an employee of First Equity Holdings Corp.

NOTE 5 - Development Stage Company

             The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported in our quarterly report for the period ended September 30, 2001, we requested and received the resignation of Smith & Company, Certified Public Accountants, as our independent auditors on October 30, 2001. Then we engaged Chisholm & Associates, Certified Public Accountants, as our independent auditors.

                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require two directors who serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion.
                                                             Director
Name                 Age   Position Held                     or Officer Since
-------              ----  --------------                    ----------------

April Marino         27    President, Director               February 10, 1999
Anthony S. Clayton   21    Secretary/Treasurer, Directors    July 9, 2002

     April Marino   Ms. Marino has worked as a secretary for First Equity
Holdings, Inc. since December 18, 1997. From January 1995 to October 1997 she was employed by Universal Business Insurance as a Customer Service Representative. Mrs Marino is a director of Galaxy Specialties, Inc. and Libra Alliance Corporation, blank check reporting companies.

     Anthony S. Clayton   Mr. Clayton is employed by Discover Financial
Services as an account manager. From 1997 to 2001 he was employed as an equipment technician by Fitness Equipment Source, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002, we believe Anthony S. Clayton failed to file a Form 3.

                  ITEM 10: EXECUTIVE COMPENSATION

     Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Ms. Marino, who serves in a capacity similar to chief executive officer did not receive any compensation during the 2002 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,600,000 shares of common stock outstanding as of March 4, 2003.

                    CERTAIN BENEFICIAL OWNERS

                              Common Stock Beneficially Owned
                              -------------------------------
Name and Address of           Number of Shares of
Beneficial Owners             Common Stock         Percentage of Class
-----------------             ------------         -------------------

VIP WorldNet, Inc.              15,049,400           85.3%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

     * VIP WorldNet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock: Joanne Clinger, President, 42,200 and Wayne Reichman, Secretary, 7,200.


                            MANAGEMENT

                              Common Stock Beneficially Owned
                              -------------------------------
Name and Address of           Number of Shares of
Beneficial Owners             Common Stock          Percentage of Class
-------------------           ------------           ------------------
April Marino                           400            Less than 1%
402 East Maxwell Lane
Salt Lake City, Utah 84115


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

Parent Company

     VIP WorldNet, Inc. is our parent company and beneficially owns 15,049,400 shares of our common stock. Such shares represent 88.3 % of our issued and outstanding shares.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1 Articles of Incorporation, dated February 10, 1999 (Incorporated by reference to exhibit 3.1 of the Form 10-SB File No. 000-30951, filed July 6, 2000)
3.2 Bylaws (Incorporated by reference to exhibit 3.3 of the Form 10-SB File No. 000-30951, filed July 6, 2000)

99.1       Section 1350 Certification

Reports on Form 8-K

     None

ITEM 14: CONTROLS AND PROCEDURES

     During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 24, 2003, our principal executive and financial officer, April Marino, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Ms. Marino did not identify any deficiencies or material weaknesses in our internal controls, nor did she identify fraud that involved management or other employees who had a significant role in our internal controls. She did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                            SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 25, 2003     Pinecrest Services, Inc.



                         /s/ April Marino
                    By: _________________________________________
                         April Marino
                         President and Director
                         Principal Executive and Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



                                 /s/ Anthony S. Clayton
  Date: March 25, 2003      By: ________________________________________
                                Anthony S. Clayton
                                Secretary/Treasurer and Director



            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, April Marino, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pinecrest Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 25, 2003        /s/ April Marino
                            ____________________________________
                            April Marino
                            Principal Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, April Marino, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pinecrest Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                            /s/ April Marino
Date: March 25, 2003        ____________________________________
                            April Marino
                            Principal Financial Officer