Form 10QSB
period 2003-03-31
PINECREST SERVICES INC
filed 2003-05-12
CIK 1115975

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For quarterly period ended March 31, 2003

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

As of April 17, 2003, the Registrant had a total of 17,600,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations ................................................8

Item 3:  Controls and Procedures............................................9


                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ..................................9

Signatures and Certifications...............................................9






                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                     Pinecrest Services, Inc.

                  (a Development Stage Company)

                       Financial Statements

                          March 31, 2003

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    March 31    December 31
                                                      2003         2002
                                                 ------------- -------------
                                                  (Unaudited)

CURRENT ASSETS                                   $          -  $          -
                                                 ------------- -------------

  TOTAL ASSETS                                   $          -  $          -
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                 $     30,000  $     30,000
                                                 ------------- -------------

  Total Liabilities                                    30,000        30,000
                                                 ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 17,600,000 shares
  issued and outstanding                               17,600        17,600

Additional paid-in Capital                             11,400        11,400

Deficit Accumulated During the Development Stage      (59,000)      (59,000)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                (30,000)      (30,000)
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $          -
                                                 ============= =============

                     Pinecrest Services, Inc.
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                 From
                                                                 inception on
                                     For the three For the three March 7,
                                     months ended  months ended  1986 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------

EXPENSES
  General & Administrative                      -             -        59,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        59,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (59,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $          -
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,600,000    17,000,000    17,024,739
                                     ============= ============= =============

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
                                                                 From
                                                                 inception on
                                                                 March 7,
                                     For the three months ended  1986 through
                                              March 31,          March 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (59,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
  Stock issued for services                     -             -        12,000
  Increase  in Accounts Payable                 -             -        30,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Investing Activities                        -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -             -
                                     ------------- ------------- -------------
Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
   Beginning of Period                          -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
   End of Period                     $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $     17,000
  Stock issued for services          $          -  $          -  $     12,000

Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Pinecrest Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

ITEM 2:   PLAN OF OPERATIONS

      We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the three month period ended March 31, 2003, we had no cash on hand and total current liabilities of $30,000. The majority of our expenses are related to our reporting obligations under the Exchange Act. We have an accrued expenses of $30,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. We may repay the account payable with cash, if available, or we may convert it into common stock. Also, if we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

ITEM 3: CONTROLS AND PROCEDURES

      We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 8, 2003, our principal executive and financial officer, April Marino, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      Also, Ms. Marino did not identify any deficiencies or material weaknesses in our internal controls, nor did she identify fraud that involved management or other employees who had a significant role in our internal controls. She did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

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

Date: May 8, 2003                 PINECREST SERVICES, INC.

                                  /s/ April L. Marino
                             By: _________________________________________
                                 April L. Marino
                                 President, Principal Executive and
                                 Financial Officer and Director

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


                              /s/ April L. Marino
Date: May 8, 2003            ___________________________________________
                             April L. Marino, Principal Executive Officer

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


                                /s/ April L. Marino
Date: May 8, 2003             ____________________________________________
                              April L. Marino, Principal Financial Officer