Form 10KSB
period 2003-12-31
PINECREST SERVICES INC
filed 2004-03-22
CIK 1115975

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:  None

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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year:   None.

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of March 4, 2004 the registrant had 18,600,000 shares of common stock outstanding.

Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business.............................................3
Item 2.  Description of Property.............................................6
Item 3.  Legal Proceedings...................................................6
Item 4.  Submission of Matters to a Vote of Security Holders.................6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer
         Purchase of Securities..............................................6
Item 6.  Plan of Operations..................................................6
Item 7.  Financial Statements................................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................18
Item 8A. Controls and Procedures............................................18

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act..................18
Item 10. Executive Compensation.............................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters....................................19
Item 12. Certain Relationships and Related Transactions.....................19
Item 13. Exhibits and Reports on Form 8-K...................................20
Item 14. Principal Accountant Fees and Services.............................20
Signatures..................................................................21



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

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Business Development

Pinecrest Services, Inc. was incorporated in the state of Nevada on February 10, 1999. In May 2000, Hystar Aerospace Marketing Corporation of Nebraska merged with Pinecrest solely to change its domicile from Nebraska to Nevada. As a result of the domicile merger, Pinecrest became the subsidiary of VIP Worldnet, Inc., a Nevada corporation.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.
                                3

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts (See, Part III, Item 9:
Directors, Executive Officers, . . .) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Ms. April L. Marino, our President, was involved with two acquisitions as a director and officer of a blank check reporting company where the transactions were structured as stock-for-stock exchanges.

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, Ms. Marino, our President, is a director of other blank check companies with a structure and a business plan which is identical to ours. Also, our management may be involved with other blank check companies in the future. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

<P>

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

                 ITEM 2: DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                    ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market, Holders and Dividends

Our common stock is not listed on a public trading market. As of March 4, 2004 we had 78 stockholders of record holding 18,600,000. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 10, 2003, our board of directors authorized the issuance of 1,000,000 common shares to First Equity Holdings Corp. in consideration for business management and administrative services valued at approximately $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

                    ITEM 6: PLAN OF OPERATION

We have no assets and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.


                   ITEM 7: FINANCIAL STATEMENTS

                     Pinecrest Services, Inc.

                       Financial Statements

                    December 31, 2003 and 2002

<P>






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

Statements of Operations ...................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows ...................................................7

Notes to the Financial Statements ..........................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Pinecrest Services, Inc.

We have audited the accompanying balance sheets of Pinecrest Services, Inc. (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception, March 7, 1986, through December 31, 2003.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinecrest Services, Inc. (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and from inception, March 7, 1986, through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf  & Nilson
Bountiful, Utah
February 3, 2004

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                         December 31
                                                      2003         2002
                                                 ------------- -------------
CURRENT ASSETS

Cash                                             $          -  $          -
                                                 ------------- -------------

  TOTAL ASSETS                                   $          -  $          -
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                 $     30,000  $     30,000
                                                 ------------- -------------

  Total Liabilities                                    30,000        30,000
                                                 ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 18,600,000 and 17,600,000 shares
  issued and outstanding respectively                  18,600        17,600

Additional Paid-in Capital                             20,400        11,400

Deficit Accumulated during the development stage      (69,000)      (59,000)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                (30,000)      (30,000)
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $          -
                                                 ============= =============



The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statement of Operations

                                                                 From
                                       For the Years Ended       Inception on
                                           December 31           March 7, 1986
                                    ---------------------------- to
                                         2003         2002       Dec. 31, 2003
                                    ------------- -------------- -------------

REVENUES                            $          -  $           -  $          -
                                    ------------- -------------- -------------
EXPENSES

  General & Administrative                10,000         12,000        69,000
                                    ------------- -------------- -------------

    TOTAL EXPENSES                        10,000         12,000        69,000
                                    ------------- -------------- -------------

NET INCOME (LOSS)                   $    (10,000) $     (12,000) $    (69,000)
                                    ============= ============== =============

NET LOSS PER SHARE                  $      (0.00) $       (0.00) $      (0.00)
                                    ============= ============== =============

WEIGHTED AVERAGE SHARES OUTSTANDING   17,657,534     17,600,000    17,052,274
                                    ============= ============== =============






The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on March 7, 1986 through December 31, 2003



                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
 marketing rights            17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1987              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1988              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1989              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1990              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1991              -           -           -             -

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (30,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,000,000      17,000           -       (47,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,000,000      17,000           -       (47,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,000,000      17,000           -       (47,000)

Shares issued for services
 at $.02 per share              600,000         600      11,400             -

Net (loss) for the year
 ended December 31, 2002              -           -           -       (12,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002  17,600,000      17,600      11,400       (59,000)

Shares issued for services
 at $.01 per share            1,000,000       1,000       9,000             -

Net (loss) for the year
 ended December 31, 2003              -           -           -       (10,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003  18,600,000  $   18,600  $   20,400  $    (69,000)
                           ============= =========== =========== =============




The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows

                                                                 From
                                                                 Inception on
                                       For the Years Ended       March 7,
                                           December 31           1986 Through
                                    ---------------------------- December 31,
                                         2003         2002       2003
                                    ------------- -------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $    (10,000) $     (12,000) $    (69,000)
  Less  Non-cash Items:
  Depreciation & Amortization                  -              -        17,000
  Increase in Accounts Payable                 -              -        30,000
  Stock issued for services               10,000         12,000        22,000
                                    ------------- -------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                         -              -             -
                                    ------------- -------------- -------------


Cash Flows from Investing Activities           -              -             -
                                    ------------- -------------- -------------
  Net Cash Provided (Used) by
  Investing Activities                         -              -             -
                                    ------------- -------------- -------------

Cash Flows from Financing Activities           -              -             -
                                    ------------- -------------- -------------
  Net Cash Provided (Used) by
  Financing Activities                         -              -             -
                                    ------------- -------------- -------------
Increase (Decrease) in Cash                    -              -             -

Cash and Cash Equivalents at
 Beginning of Period                           -              -             -
                                    ------------- -------------- -------------
Cash and Cash Equivalents at
 End of Period                      $          -  $           -  $          -
                                    ============= ============== =============
Supplemental Cash Flow Information:

  Stock issued for marketing rights $          -  $           -  $     17,000
  Stock issued for services         $     10,000  $      12,000  $     22,000

  Cash Paid For:
    Interest                        $          -  $           -  $          -
    Income Taxes                    $          -  $           -  $          -




The accompanying notes are an integral part of these financial statements

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

c.   Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.
                                         Income (loss) Shares       Per Share
                                         (Numerator)  (Denominator)  Amount
                                         ------------ ------------ -----------
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders   $   (10,000)  17,657,534  $    (.00)
                                         ============ ============ ===========
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders   $   (12,000)  17,600,000  $    (.00)
                                         ============ ============ ===========

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002


NOTE 1 - Summary of Significant Accounting Policies (continued)

c.   Earning (Loss) Per Share (continued)

                                         Income (loss) Shares       Per Share
                                         (Numerator)  (Denominator)  Amount
                                         ------------ ------------ -----------
From inception on March 7, 1986 to
December 31, 2003:

  Basic EPS
   Income (loss) to common stockholders  $   (69,000)  17,052,274  $    (.00)
                                         ============ ============ ===========

d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $69,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows as December 31, 2003 and 2002:

                                                   December 31,
                                               2003           2002
                                          -------------- -------------
     Deferred tax asset:
        NOL carryforward                  $      21,144  $     18,900

        Valuation allowance                    ( 21,144)     ( 18,900)
                                          -------------- -------------

                                          $           -  $          -
                                          ============== =============
f.   Use of estimates

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

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

     In 2003, the Company issued 1,000,000 share of common stock for services rendered valued at $10,000 (or $.01 per share).

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

     During 2003, the Company issued 1,000,000 shares to First Equity Holdings Corp. An office of the Company is also an employee of First Equity Holdings Corp.

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

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

Our President, who acts in the capacity as principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors, their respective ages, positions and biographical information are presented below. Our bylaws require two directors who serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name                 Age   Position Held                     Director Since
-------              ----  --------------                    ----------------

April Marino         29    President, Director               February 10, 1999
Anthony S. Clayton   22    Secretary/Treasurer, Director     July 9, 2002

April L. Marino - Ms. Marino has worked as a secretary for First Equity Holdings, Inc. since December 1997. Ms. Marino is a director of Suncrest Global Energy Corp., a reporting company that has developed a mini-oil refinery, and Libra Alliance Corporation, a blank check reporting company.

Anthony S. Clayton - Mr. Clayton is employed by Discover Financial Services as an account manager. From 1997 to 2001 he was employed as an equipment technician by Fitness Equipment Source, Inc.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, we believe no filings were required.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10: EXECUTIVE COMPENSATION

Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Ms. Marino, who serves in a capacity similar to chief executive officer did not receive any compensation during the 2003 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,600,000 shares of common stock outstanding as of March 4, 2004.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of           Number of Shares of
Beneficial Owners             Common Stock         Percentage of Class
-----------------             ------------         -------------------
VIP WorldNet, Inc.            15,049,400 *               80.9%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

First Equity Holdings Corp.    1,600,000                  8.6%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

    * VIP WorldNet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock:
      Joanne Clinger, President, 42,200 and Wayne Reichman, Secretary, 7,200.


                            MANAGEMENT

Name and Address of           Number of Shares of
Beneficial Owners             Common Stock         Percentage of Class
-----------------             ------------         -------------------

April L. Marino                     400               Less than 1%
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

Parent Company

VIP WorldNet, Inc. is our parent company and beneficially owns 15,049,400 shares of our common stock. Such shares represent 80.9 % of our issued and outstanding shares.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Articles of Incorporation, dated February 10, 1999 (Incorporated by reference to exhibit 3.1 of the Form 10-SB, filed July 6, 2000)
3.2 Bylaws (Incorporated by reference to exhibit 3.3 of the Form 10-SB, filed July 6, 2000)
31.1   Principal Executive Officer Certification
31.2   Principal Financial Officer Certification
32.1   Section 1350 Certification

Reports on Form 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $1,093 for the year ended December 31, 2002 and $1,351 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 12, 2004              PINECREST SERVICES, INC.

                                   /s/ April L. Marino
                              By: _________________________________________
                                  April L. Marino
                                  President and Director
                                  Principal Executive and Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                   /s/ Anthony S. Clayton
Date: March 12, 2004          By: ________________________________________
                                  Anthony S. Clayton
                                  Secretary/Treasurer and Director