Form 10QSB
period 2004-09-30
PINECREST SERVICES INC
filed 2004-11-12
CIK 1115975

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For quarterly period ended September 30, 2004

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

As of October 20, 2004 Pinecrest Services Inc. had a total of 18,600,000 shares of common stock outstanding.

Transitional small business disclosure format:  Yes  [ ]   No  [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Plan of Operation ................................................8

Item 3.  Controls and Procedures...........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits .........................................................9

Signatures.................................................................9


                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                     Pinecrest Services, Inc.

                  (a Development Stage Company)

                       Financial Statements

                        September 30, 2004

                     Pinecrest Services, Inc.
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                    September 30  December 31
                                                        2004         2003
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                   $     30,000  $     30,000
                                                   ------------- -------------

  Total Liabilities                                      30,000        30,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  20,000,000 shares authorized;
  18,600,000 shares issued and outstanding               18,600        18,600

Additional paid-in Capital                               20,400        20,400

Deficit Accumulated During the Development Stage        (69,000)      (69,000)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (30,000)      (30,000)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============


                             Pinecrest Services, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                       From
                               For the       For the       For the       For the       inception on
                               three months  three months  nine months   nine months   March 7,
                               ended         ended         ended         ended         1986
                               Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,     to Sept. 30
                               2004          2003          2004          2003          2004
                               ------------- ------------- ------------- ------------- -------------

REVENUES                       $          -  $          -  $          -  $          -  $          -
                               ------------- ------------- ------------- ------------- -------------

EXPENSES
  General & Administrative                -             -             -             -        69,000
                               ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                        -             -             -             -        69,000
                               ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)              $          -  $          -  $          -  $          -  $    (69,000)
                               ============= ============= ============= ============= =============

NET LOSS PER SHARE             $          -  $          -  $          -  $          -  $          -
                               ============= ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    18,600,000    17,000,000    18,600,000    17,000,000    17,114,804
                               ============= ============= ============= ============= =============



                                        5

                             Pinecrest Services, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                               From
                                                                               Inception on
                                                    For the nine months ended  March 7, 1986
                                                           September 30,       Through
                                                   --------------------------- September 30,
                                                     2004            2003      2004
                                                   ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                         $          -  $          -  $     (69,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                 -             -         17,000
  Stock issued for services                                   -             -         22,000
  Increase in Accounts Payable                                -             -         30,000
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Investing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Financing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities            -             -              -
                                                   ------------- ------------- --------------

Increase (Decrease) in Cash                                   -             -              -

Cash and Cash Equivalents at Beginning of Period              -             -              -
                                                   ------------- ------------- --------------

Cash and Cash Equivalents at End of Period         $          -  $          -  $           -
                                                   ============= ============= ==============
Supplemental Cash Flow Information:

  Stock issued for marketing rights                $          -  $          -  $      17,000
  Stock issued for services                        $          -  $          -  $      22,000

Cash Paid For:

  Interest                                         $          -  $          -  $           -
  Income Taxes                                     $          -  $          -  $           -



                                        6

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2004


GENERAL
-------

Pinecrest Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

As of September 30, 2004 we had no cash on hand and total current liabilities of $30,000. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

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

                                  PINECREST SERVICES, INC.

                                     /s/ April L. Marino
Date: November 10, 2004        By: __________________________________________
                                     April L. Marino
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director