Form 10KSB
period 2004-12-31
PINECREST SERVICES INC
filed 2005-03-30
CIK 1115975

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 Commission file number 000-30951

                     PINECREST SERVICES, INC.
                    -------------------------
      (Exact name of registrant as specified in its charter)

Nevada                                                 67-0695367
-----------------------                                -----------------
(State of incorporation)                               (I.R.S. Employer
                                                       Identification No.)

#584, 3353 South Main Street, Salt Lake City, Utah     84115
--------------------------------------------------     -----------------
(Address of principal executive offices)               (Zip code)


Issuer's telephone number, including area code:   (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes [X]  No [_]

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

As of March 3, 2005 the registrant had 18,600,000 shares of common stock outstanding.

Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................5
Item 3.  Legal Proceedings..................................................5
Item 4.  Submission of Matters to a Vote of Security Holders................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Plan of Operation..................................................6
Item 7.  Financial Statements...............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................17
Item 8A. Controls and Procedures...........................................17
Item 8B. Other Information.................................................17


                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................17
Item 10. Executive Compensation............................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................18
Item 12. Certain Relationships and Related Transactions....................19
Item 13. Exhibits and Reports on Form 8-K..................................19
Item 14. Principal Accountant Fees and Services............................19
Signatures.................................................................20



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

                              PART I
                              ------

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Pinecrest Services, Inc. was incorporated in the state of Nevada on February 10, 1999. In May 2000, Hystar Aerospace Marketing Corporation of Nebraska merged with Pinecrest solely to change its domicile from Nebraska to Nevada. As a result of the domicile merger, Pinecrest became the subsidiary of VIP Worldnet, Inc., a Nevada corporation.

Our Plan

We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We cannot assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure that a market will develop or that a stockholder will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other development stage reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management's analysis of:
..    the quality of the business opportunity's management and personnel,
..    the anticipated acceptability of its new products or marketing concept,
..    the merit of its technological changes,
..    the perceived benefit that it will derive from becoming a publicly held entity, and
..    numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

Competition

We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies, many of which may have more funds available for such transactions.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.

                             PART II
                             -------

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

Our common stock is not listed on a public trading market. As of March 3, 2005 we had 78 stockholders of record holding 18,600,000. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.


Issuer Purchase of Securities

None.

ITEM 6. PLAN OF OPERATION

At December 31, 2004 we had no cash and total liabilities of $35,000 and we have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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

ITEM 7. FINANCIAL STATEMENTS



                     Pinecrest Services, Inc.

                       Financial Statements

                    December 31, 2004 and 2003

                             CONTENTS


Independent Auditor's Report ...........................................F-3

Balance Sheets .........................................................F-4

Statements of Operations ...............................................F-5

Statements of Stockholders' Equity .....................................F-6

Statements of Cash Flows ...............................................F-7

Notes to the Financial Statements ......................................F-8

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Pinecrest Services, Inc.

We have audited the accompanying balance sheets of Pinecrest Services, Inc. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception, March 7, 1986, through December 31, 2004.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinecrest Services, Inc. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended and from inception, March 7, 1986, through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 4, 2005

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                         December 31
                                                      2004         2003
                                                 ------------- -------------
CURRENT ASSETS

  Cash                                           $          -  $          -
                                                 ------------- -------------

    TOTAL ASSETS                                 $          -  $          -
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable - related party               $     35,000  $     30,000
                                                 ------------- -------------

    Total Liabilities                                  35,000        30,000
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 20,000,000
    shares authorized; 18,600,000 shares
    issued and outstanding                             18,600        18,600

  Additional Paid-in Capital                           20,400        20,400

  Deficit Accumulated during the development stage    (74,000)      (69,000)
                                                 ------------- -------------

    Total Stockholders' Equity (deficit)              (35,000)      (30,000)
                                                 ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $          -  $          -
                                                 ============= =============




The accompanying notes are an integral part of these financial statements.

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                                                 From
                                       For the Years Ended       Inception on
                                           December 31           March 7, 1986
                                    ---------------------------- to
                                         2004         2003       Dec. 31, 2004
                                    ------------- -------------- -------------

REVENUES                            $          -  $           -  $          -
                                    ------------- -------------- -------------
EXPENSES
  General & Administrative                 5,000         10,000        74,000
                                    ------------- -------------- -------------

    TOTAL EXPENSES                         5,000         10,000        74,000
                                    ------------- -------------- -------------

NET INCOME (LOSS)                   $     (5,000) $     (10,000) $    (74,000)
                                    ============= ============== =============

NET LOSS PER SHARE                  $      (0.00) $       (0.00) $      (0.00)
                                    ============= ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                         18,600,000     17,657,534    17,134,681
                                    ============= ============== =============





The accompanying notes are an integral part of these financial statements.

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on March 7, 1986 through December 31, 2004


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
 marketing rights            17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1987              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1988              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1989              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1990              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1991              -           -           -             -

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (30,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,000,000      17,000           -       (47,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,000,000      17,000           -       (47,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,000,000      17,000           -       (47,000)

Shares issued for services
 at $.02 per share              600,000         600      11,400             -

Net (loss) for the year
 ended December 31, 2002              -           -           -       (12,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002  17,600,000      17,600      11,400       (59,000)

Shares issued for services
 at $.01 per share            1,000,000       1,000       9,000             -

Net (loss) for the year
 ended December 31, 2003              -           -           -       (10,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003  18,600,000      18,600      20,400       (69,000)

Net (loss) for the year
 ended December 31, 2004              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2004  18,600,000  $   18,600  $   20,400  $    (74,000)
                           ============= =========== =========== =============





The accompanying notes are an integral part of these financial statements.

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                 From
                                                                 Inception on
                                       For the Years Ended       March 7,
                                           December 31           1986 Through
                                    ---------------------------- December 31,
                                         2004         2003       2004
                                    ------------- -------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $     (5,000) $     (10,000) $    (74,000)
  Less Non-cash Items:
  Depreciation & Amortization                  -              -        17,000
  Increase in Accounts Payable             5,000              -        35,000
  Stock issued for services                    -         10,000        22,000
                                    ------------- -------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                         -              -             -
                                    ------------- -------------- -------------

Cash Flows from Investing Activities           -              -             -
                                    ------------- -------------- -------------
  Net Cash Provided (Used) by
  Investing Activities                         -              -             -
                                    ------------- -------------- -------------

Cash Flows from Financing Activities           -              -             -
                                    ------------- -------------- -------------
  Net Cash Provided (Used) by
  Financing Activities                         -              -             -
                                    ------------- -------------- -------------

Increase (Decrease) in Cash                    -              -             -

Cash and Cash Equivalents at
  Beginning of Period                          -              -             -
                                    ------------- -------------- -------------
Cash and Cash Equivalents at
  End of Period                     $          -  $           -  $          -
                                    ============= ============== =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights $          -  $           -  $     17,000
  Stock issued for services         $          -  $      10,000  $     22,000

  Cash Paid For:
    Interest                        $          -  $           -  $          -
    Income Taxes                    $          -  $           -  $          -


The accompanying notes are an integral part of these financial statements.

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies

a.  Organization & Consolidation Policy

Pinecrest Services, Inc. (the Company), a Nevada corporation, was incorporated February 10, 1999. On May 11, 2000 the Company merged with Hystar Aerospace Marketing Corporation of Nebraska, Inc., a Nebraska corporation (Hystar). The Company is the surviving corporation.

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


                                        Income (loss)    Shares     Per Share
                                         (Numerator)  (Denominator)  Amount
                                        ------------- ------------- ----------
For the year ended December 31, 2004:

 Basic EPS
  Income (loss) to common stockholders  $     (5,000)   18,600,000  $   (.00)
                                        ============== ============ =========
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $    (10,000)   17,657,534  $      -
                                        ============== ============ =========

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003


NOTE 1 - Summary of Significant Accounting Policies (continued)

d.  Earning (Loss) Per Share (continued)


                                        Income (loss)    Shares     Per Share
                                         (Numerator)  (Denominator)  Amount
                                        ------------- ------------- ----------
From inception on March 7, 1986 to
 December 31, 2004:

  Basic EPS
   Income (loss) to common stockholders $    (74,000)   17,134,681  $   (.00)
                                        ============= ============= =========


e.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $74,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as December 31, 2004 and 2003:

                                                     December 31,
                                                 2004           2003
                                             ------------- -------------
Deferred tax asset:
   NOL carryforward                          $     25,160  $     23,460

   Valuation allowance                            (25,160)      (23,460)
                                             ------------- -------------
                                             $          -  $          -
                                             ============= =============

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

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

NOTE 4 - Related Party Transactions

As of the year ended December 31, 2004, the Company has incurred $35,000 of professional fees payable to professionals affiliated with First Equity
Holdings Corp.   An officer of the Company is also an employee of First Equity
Holdings Corp.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.


                             PART III
                             --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officers and directors, their respective ages, positions and biographical information are presented below. Our bylaws require two directors who serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion.


Name                 Age   Position Held                   Director Since
-------------------  ----  ------------------------------  --------------
April L. Marino       30   President, Director             February 10, 1999
Anthony S. Clayton    23   Secretary/Treasurer, Directors  July 9, 2002

April L. Marino - Ms. Marino has worked as a secretary for First Equity Holdings, Inc. since December 1997. Ms. Marino is a director of Suncrest Global Energy Corp., a reporting company that has developed a mini-oil refinery, and Libra Alliance Corporation, a development stage reporting company.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no filings were required for the past year.

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

ITEM 10. EXECUTIVE COMPENSATION

Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Ms. Marino, who serves in a capacity similar to chief executive officer did not receive any compensation during the 2004 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,600,000 shares of common stock outstanding as of March 3, 2005.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of           Number of Shares of
Beneficial Owners             Common Stock              Percentage of Class
----------------------------  ------------------------  -------------------
VIP WorldNet, Inc.            15,049,400 *                  80.9%
154 E.  Ford Avenue
Salt Lake City, UT 84124

First Equity Holdings Corp.    1,600,000                     8.6%
2157 S. Lincoln Street
Salt Lake City, UT 84106

* VIP WorldNet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock: Joanne Clinger, President, 42,200 and Wayne Reichman, Secretary, 7,200.

                            MANAGEMENT

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock             Percentage of Class
-----------------------------  -----------------------  --------------------
April L. Marino                      400                   Less than 1%
429 W. Davis Boulevard
Bountiful, UT 84010


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

Parent Company

VIP WorldNet, Inc. is our parent company and beneficially owns 15,049,400 shares of our common stock. Such shares represent 80.9 % of our issued and outstanding shares.

ITEM 13. EXHIBITS

No.   Description
----  -----------
3.1 Articles of Incorporation, dated February 10, 1999 (Incorporated by reference to exhibit 3.1 of the Form 10-SB, filed July 6, 2000)
3.2 Bylaws (Incorporated by reference to exhibit 3.3 of the Form 10-SB, filed July 6, 2000)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,351 for fiscal year ended 2003 and $1,367 for fiscal year ended 2004.

Audit-Related Fees

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

Tax Fees

Our auditor did not bill any fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.

All Other Fees

Our auditor did not bill any fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.


                            SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 24, 2005                PINECREST SERVICES, INC.


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


                                    /s/ April L/ Marino
Date: March 24, 2005                __________________________________________
                                    April L. Marino
                                    Principal Executive Officer
                                    Principal Financial and Accounting Officer

                                    /s/ Anthony S. Clayton
Date: March 24, 2005                __________________________________________
                                    Anthony S. Clayton
                                    Secretary/Treasurer and Director