Form 10QSB
period 2006-03-31
PINECREST SERVICES INC
filed 2006-05-04
CIK 1115975

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

            For quarterly period ended March 31, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X ]   No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

As of May 2, 2006, Pinecrest Services Inc. had a total of 18,600,000 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Item 3.  Controls and Procedures...........................................9

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................9

Signatures.................................................................9


                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

                     Pinecrest Services, Inc.

                  (a Development Stage Company)

                       Financial Statements

                          March 31, 2006

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                             -------
                                                     March 31    December 31
                                                       2006          2005
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

CURRENT LIABILITIES

Accounts Payable - Related party                  $     40,100  $     40,100
                                                  ------------- -------------

  Total Liabilities                                     40,100        40,100
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  20,000,000 shares authorized;
  18,600,000 shares issued and outstanding              18,600        18,600

Additional paid-in Capital                              20,400        20,400

Deficit Accumulated During the Development Stage       (79,100)      (79,100)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                 (40,100)      (40,100)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                              For the         For the         From
                              three months    three months    Inception on
                              ended March 31, ended March 31, March 7, 1986 to
                              2006            2005            March 31, 2006
                              --------------- --------------- ----------------

REVENUES                      $            -  $            -  $             -
                              --------------- --------------- ----------------
EXPENSES
  General & Administrative                 -               -           79,100
                              --------------- --------------- ----------------

    TOTAL EXPENSES                         -               -           79,100
                              --------------- --------------- ----------------

NET INCOME (LOSS)             $            -  $            -  $       (79,100)
                              =============== =============== ================

NET LOSS PER SHARE            $            -  $            -  $             -
                              =============== =============== ================
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     18,600,000      18,600,000       17,225,652
                              =============== =============== ================

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                 From
                                                                 Inception on
                                     For the three months ended  March 7, 1986
                                              March 31,          Through
                                    ---------------------------- March 31
                                           2006        2005      2006
                                    ------------- -------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $          -  $           -  $     79,100
  Less  Non-cash Items:
  Depreciation & Amortization                  -              -        17,000
  Stock issued for services                    -              -        22,000
  Increase in Accounts Payable                 -              -        40,100
                                    ------------- -------------- -------------
  Net Cash Provided (Used)
  by Operating Activities                      -              -             -
                                    ------------- -------------- -------------

Cash Flows from Investing Activities           -              -             -
                                    ------------- -------------- -------------
  Net Cash Provided (Used)
  by Investing Activities                      -              -             -
                                    ------------- -------------- -------------

Cash Flows from Financing Activities           -              -             -
                                    ------------- -------------- -------------
  Net Cash Provided (Used)
  by Financing Activities                      -              -             -
                                    ------------- -------------- -------------
Increase (Decrease) in Cash                    -              -             -

Cash and Cash Equivalents at
 Beginning of Period                           -              -             -
                                    ------------- -------------- -------------
Cash and Cash Equivalents at
 End of Period                      $          -  $           -  $          -
                                    ============= ============== =============

Supplemental Cash Flow Information:

 Stock issued for marketing rights  $          -  $           -  $     17,000
 Stock issued for services          $          -  $           -  $     22,000

Cash Paid For:

 Interest                           $          -  $           -  $          -
 Income Taxes                       $          -  $           -  $          -

                     Pinecrest Services, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2006


GENERAL

Pinecrest Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue. We have identified a business opportunity, New Era Studios, Inc. (the "New Era"), that we plan to pursue and have signed a letter of intent related to an acquisition of New Era as a wholly-owned subsidiary. We are currently in negotiations to complete this acquisition and moving toward a definitive agreement, however, we can not guarantee that we will close this transaction.

New Era is in the business of selling fine art gallery quality textured prints to the wall decor industry. Its principal office and manufacturing facility is located in Sante Fe Springs, California. It owns patent-pending technology that reproduces textured prints of fine art works at a significantly lower cost than competitors. Its primary target demographic is 20 to 40 year old women with $75,000 household income who are purchasing a second/trade-up home and are seeking high quality art work at reasonable prices to decorate their homes. New Era marketing channels include furniture stores, national retail stores, such as Marshals and Beall's Departments, and custom retailers, such as Home Interiors and Gifts and Walt Disney. It intends to create a direct-to-consumer marketing channel through the Internet.

In the event we acquire New Era, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for this acquisition in a report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

If we are unsuccessful in closing this acquisition we will continue to seek other business opportunities. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

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

As of March 31, 2006, we had no cash on hand and total current liabilities of $35,000. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf.
These parties have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf. We may pay for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, she concluded that our disclosure controls and procedures were effective.

Also, she determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                  PINECREST SERVICES, INC.


                                  /s/ April L. Marino
Date: May 3, 2006              By:___________________________________________
                                      April L. Marino
                                      President, Principal Executive Officer,
                                      Principal Financial Officer, and
                                      Director