Form 10QSB
period 2006-06-30
SILVERGRAPH INTERNATIONAL INC
filed 2006-08-21
CIK 1115975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number 000-30951
SILVERGRAPH INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	67-0695367 (IRS Employer Identification No.)
11919 Burke Street
Santa Fe Springs, CA 90670-2507
(Address of principal executive offices)
(562) 693-3737
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,000,015 shares of our common stock were issued and outstanding as of June 30, 2006.

SILVERGRAPH INTERNATIONAL, INC.
INDEX

Page No.
PART I FINANCIAL INFORMATION	3

Item 1 Financial Statements	3

Condensed, Consolidated Balance Sheets June 30, 2006 (Unaudited) and December 31, 2005	3

Condensed, Consolidated Statements of Operations Three Months Ended June 30, 2006 and 2005 (Unaudited), and Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

Condensed, Consolidated Statement of Stockholders’ Equity June 30, 2006 (Unaudited) and December 31, 2005	5

Condensed, Consolidated Statements of Cash Flows Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

Notes to Condensed, Consolidated Financial Statements Six Months Ended June 30, 2006 and 2005 (Unaudited)	7

Item 2 Management’s Discussion and Analysis or Plan of Operation	13

Item 3 Controls and Procedures	17

PART II OTHER INFORMATION	18

Item 1 Legal Proceedings	18

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3 Defaults Upon Senior Securities	18

Item 4 Submission of Matters to a Vote of Security Holders	18

Item 5 Other Information	18

Item 6 Exhibits	19
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,
	(unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$227,986	$171,034
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $5,000	160,070	42,945
Inventories	87,627	83,042
Prepaid expenses and other current assets	—	7,838

Total current assets	475,683	304,859
Property and equipment, net	274,729	329,841
Other assets	21,667	—

Total assets	$772,079	$634,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,031	$147,205
Accrued expenses	55,640	47,086
Line of credit	45,803	46,159
Capital lease obligation, current	77,479	74,712
Note payable – stockholder	280,000	—
Due to related party	—	103,045

Total current liabilities	661,953	418,207
Capital lease obligation - long-term	62,713	95,820

Total liabilities	724,666	514,027

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized: 36,000,015 and 23,100,000 shares issued and outstanding	36,000	23,100
Additional paid-in capital	1,746,202	1,222,347
Accumulated deficit	(1,734,789)	(1,124,774)

Total members’ and stockholders’ equity	47,413	120,673

Total liabilities and stockholders’ equity	$772,079	$634,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2006	2005	2006	2005
Revenues	$278,944	192,993	412,549	373,584

Cost of Sales	143,509	95,311	240,415	205,660

Gross Profit	135,435	97,682	172,134	167,924
Operating expenses	215,813	163,546	429,461	320,433
Reorganization expenses	360,000	—	360,000	—

Operating loss	(440,378)	(65,864)	(617,327)	(152,509)
Other income	(259)	(6,395)	7,312	3,324

Net Loss	$(440,637)	$(72,259)	$(610,015)	$(149,185)

Weighted average shares outstanding	33,013,187	23,100,000	28,083,978	23,100,000

Net Loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	23,100,000	$23,100	$1,222,347	$(1,124,774)	$120,673

Cash distributions	—	—	(36,369)	—	(36,369)
Repurchase and cancellation of Silvergraph LLC membership units, prior to share exchange	—	—	(45,000)	—	(45,000)
Distribution of liability resulting from transfer of LGT business into Silvergraph LLC	—	—	103,045	—	103,045

Issuance of warrants	—	—	14,961	—	14,961
Sale of equity securities	9,300,000	9,300	490,818	—	500,118
Shares transferred upon share exchange transaction	3,600,015	3,600	(3,600)	—	—

Net Loss	—	—	—	(610,015)	(610,015)

Balance, June 30, 2006 (unaudited)	36,000,015	$36,000	$1,746,202	$(1,734,789)	$47,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2006	2005
Operating activities:
Net loss	$(610,015)	$(149,185)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	57,162	54,678
Equity based compensation expense	14,961	—
Changes in assets and liabilities:
Accounts receivable	(117,125)	(16,865)
Inventory	(4,585)	—
Other assets	(13,829)	(19,901)
Accounts payable and accrued expenses	64,380	(9,807)

Net cash used in operating activities	(609,051)	(141,080)

Investing activities:
Purchases of furniture and equipment	(2,050)	—

Net cash used in investing activities	(2,050)	—

Financing activities:
Debt principal payments	(356)	(14,395)
Principal payments on capital leases	(30,340)	(33,487)
Proceeds from issuance of notes payable	280,000	—
Proceeds from sale of Silvergraph LLC member interests	500,118	324,998
Repurchase of Silvergraph LLC member interests	(45,000)	—
Distributions	(36,369)	(21,755)

Net cash provided by financing activities	668,053	255,361

Change in cash and cash equivalents	56,952	114,280
Cash and cash equivalents, beginning of period	171,034	133,741

Cash and cash equivalents, end of period	$227,986	$248,021

Supplemental cash flow information:

Cash paid for interest	$3,533	$5,413
Cash paid for income taxes	—	—

Supplemental Non cash investing and financing activities:

Transfer of related party liability to additional paid in capital as a result of the transfer of LGT Business into Silvergraph LLC	$103,045	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
The Company
Silvergraph International, Inc. (“Silvergraph” or the “Company”) is a leading designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products. Silvergraph’s primary products are canvas and paper lithographs as well as other forms of fine-art reproductions. Silvergraph distributes products through a variety of distribution channels, including corporate and independently owned retail stores, independent dealers and strategic partners.
As of and subsequent to the share exchange described below, the historical financial statements included the combined accounts of Silvergraph LGT, LLC (“Silvergraph LLC”) and its combined affiliate Lee Graphic Technologies, Inc. (“LGT”, and combined with Silvergraph LLC also referred to as the “Company”). These financial statements were combined due to the following facts:
•	The companies have been operated as one business over the past three (“3”) years,

•	The managing member and owners of 28% of Silvergraph LLC’s membership interests own 100% of LGT, and

•	The business assets, liabilities, business contacts and intellectual property of LGT were transferred at no cost to Silvergraph LLC on April 1, 2006, which was merged into New Era Studios, Inc. (“New Era”) on June 9, 2006, which then consummated a share exchange with Pinecrest Services, Inc. (“Pinecrest”) effective June 23, 2006.
Culminating with the Company’s share exchange effective June 23, 2006, the Company consummated a series of transactions as detailed below:
•	On April 1, 2006, LGT transferred all of their business assets and liabilities to Silvergraph LLC

•	Silvergraph LLC merged into New Era, a shell Nevada corporation, effective June 9, 2006, and

•	On June 23, 2006, New Era was acquired by Pinecrest. The Company, exchanged 100% of its outstanding common stock for 32,400,015 shares of Pinecrest common stock. The transaction was accounted for as a recapitalization with the Company deemed the accounting acquirer, and Pinecrest the legal acquirer. Additionally, the Company paid $280,000 to certain shareholders of Pinecrest for 15,000,000 shares of their outstanding common stock, which were immediately retired. This payment, along with other expenses associated with the share exchange, has been reflected as reorganization expenses in the Company’s accompanying income statements. Simultaneous with the closing of the share exchange, Pinecrest Services, Inc. changed its name to Silvergraph International, Inc.
All intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the three and six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 may not be indicative of the full fiscal year. The Company’s audited financial statements as of and for the years ended December 31, 2005 and 2004 are included in its 8-K filing on June 27, 2006.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)
Going Concern
The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its combined operations since its inception and has a combined accumulated deficit of $1,124,774 at December 31, 2005 and $1,734,789 at June 30, 2006 (unaudited). The combined financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company’s recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.
Revenue Recognition
The Company recognizes revenue from gross product sales, including freight charges, and revenues from the license of products, in compliance with Staff Accounting Bulletin No. 101 (“SAB 101”) and No. 104 (“SAB 104”) which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectibility is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.
Equity-based compensation
As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company had accounted for employee equity-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its equity-based compensation awards. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached. The Company issued warrants to a consultant during the three months ended March 31, 2006 (See Note 7).
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognizes the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)
Equity-based compensation (cont.)
stock options and warrants. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used in the accounting for revenues, allowance for doubtful accounts, product returns and other sales allowances, inventory reserves, depreciation and amortization, lease guarantees, long-lived assets and income taxes. Actual results could differ from those estimates.
Significant customers
The Company made sales to one significant customer, comprising 86% and 82% of total sales, during the three and six months ended June 30, 2006, two significant customers, comprising 47% and 39% of total sales, during the three months ended June 30, 2005 and three significant customers, comprising 31%, 23% and 22% of total sales, during the six months ended June 30, 2005. As of June 30, 2006, accounts receivable from the Company’s significant customer comprised 95% of its total accounts receivable.
Recent Accounting Pronouncements
In May 2005, the FASB issued Statement No. 154 (“SFAS 154”) “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.
NOTE 2—BALANCE SHEET COMPONENTS
Inventories:
Inventories as of June 30, 2006 and December 31, 2005 were as follows:

	December 31,	June 30,
	2005	2006
Raw materials	$42,695	$24,644
Work in process	—	29,291
Finished goods	40,347	33,692

	$83,042	$87,627

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
NOTE 2—BALANCE SHEET COMPONENTS (CONTINUED)
Property and equipment, net
      Property and equipment as of June 30, 2006 and December 31, 2005 was as follows:

	June 30,	December 31,
	2006	2005
Machinery and equipment	$685,060	$685,060
Furniture and fixtures	3,051	1,000
Computer hardware and software	8,628	8,628
Vehicles	—	51,965

	696,039	746,653
Accumulated depreciation and amortization	(422,010)	(416,802)

	$274,729	$329,841

NOTE 3—DEBT
Line of credit
The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs. Borrowings under the facility bear interest at the bank’s prime rate plus 2% (9.5% at June 30, 2006). The facility is secured by substantially all of the Company’s assets. At June 30, 2006 and December 31, 2005, the Company had $45,803 and $46,159 outstanding under this line of credit.
Note payable — stockholder
In conjunction with the Company’s share exchange, the Company obtained an unsecured note payable of $280,000 in order to repurchase 15,000,000 shares of the public company’s common stock. This note bears interest at 7% per annum with all interest and principal due on September 23, 2006.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
NOTE 4—COMMITMENTS AND CONTINGENCIES
Leases
The Company entered into two non-cancelable operating leases for facilities in Santa Fe Springs, California expiring during 2007 and 2008, respectively. The two leased facilities consist of a combined approximately 20,700 square feet of office, manufacturing and warehouse space. The Company also has other non-cancelable operating and capital leases for machinery and equipment. Future minimum lease commitments under non-cancelable operating and capital leases as of June 30, 2006 are as follows:

	Operating	Capital
Fiscal Year	Leases	Leases
2006 (remainder)	$75,574	$50,575
2007	129,266	86,700
2008	75,501	14,450

Total minimum lease payments	$280,341	151,725

Interest		11,533

Total		140,192

Less current portion		(77,479)

Long term		$62,713

     Rent expense under operating leases was $40,758, $41,021, $78,243 and $89,869 for the three and six months ended June 30, 2006 and 2005.
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
NOTE 5—EQUITY
Membership interest repurchase
During 2006, Silvergraph LLC repurchased membership units from a member for $45,000. This repurchase has been netted against the Company’s additional paid in capital balance on its balance sheet at June 30, 2006.
NOTE 6—COMMON STOCK WARRANT
      The Company has granted a warrant to purchase 488,170 shares of common stock in connection with professional services performed by the Company’s Chief Financial Officer. The warrant is exercisable at $0.14 per share, has a five year term and is fully vested, with the Company holding a right to cancel 50% of the units underlying the warrant, with such right to cancel such remaining warrants decreasing ratably on a monthly basis over a one year period ending June 30, 2007, upon the occurrence of certain events as defined within the agreement. The Company estimated the fair value of the warrant to be $29,921 as of during 2006, of which $14,961 was recognized as expense during 2006.
      The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Dividend yield	—
Risk-free interest rate	4.50%
Expected volatility	50.00%
Expected life of options	4 years

Item 2. Management’s Discussion and Analysis or Plan of Operation.
a. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent our best judgment as to what may occur in the future. These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.
      The words “we,” “us,” “our,” and the “Company” refer to Silvergraph International, Inc. The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-QSB or that we included in our previous filings with the Securities and Exchange Commission, most particularly our Form 8-K, dated June 23, 2006 and filed June 27, 2006 with the SEC, and Form 8-K/A, dated June 23, 2006 and filed July 13, 2006 with the SEC.
Overview
           On February 10, 1999, we became incorporated as Pinecrest Services, Inc., now known as Silvergraph International, Inc., in Nevada. From inception to June, 2006, we had limited sources of capital and our sole business plan was to seek, investigate, and, if warranted, acquire an interest in a business opportunity by merger, exchange of stock, or otherwise. On June 23, 2006 we and New Era Studios, Inc., a Nevada corporation and successor in interest by merger to Silvergraph LGT, LLC, a Delaware limited liability company, completed a share exchange, pursuant to which the shareholders of New Era exchanged their issued and outstanding shares of New Era common stock for shares of restricted Silvergraph International common stock. In connection with the share exchange, we also changed our name from Pinecrest Services, Inc. to Silvergraph International, Inc. We treated the share exchange as a recapitalization for accounting purposes, and New Era is now our wholly-owned subsidiary effective June 23, 2006.
           Through New Era, formerly known as Silvergraph LGT, LLC, we develop and distribute wall art to the $19.7 billion U.S. mass wall art market. From inception through 2004, New Era focused its activity on developing and refining our patent-pending and proprietary technology with only modest, non-strategic, sales and revenue. We are currently prosecuting an international application under the Patent Cooperation Treaty, No. PCT/US2005/028501, which describes and claims the mechanical deposit of ink to emulate hand painted original works of art. Our patent pending technology significantly lowers the cost of producing textured fine art quality prints. A result of this lower production cost is the enlargement of our potential customer base that can now afford prints that previously fine art galleries might sell for thousands of dollars.
           In 2005, we successfully “soft launched” our product with an established home décor company that sells through 100,000 independent sales representatives throughout the United States, Canada and Mexico. This customer has since expanded the program by adding new stock keeping units and ordering 60,000 units in the first 12 months. In 2005, we also initiated a strategic relationship with a Fortune 1000 company that develops and holds children-oriented brands. We have received purchase orders to launch products with this company.
           We derive a significant portion of our revenues from one customer, accounting for approximately 86% and 82% of total sales during the three and six months ended June 30, 2006. The loss of all or a substantial portion of the business from this customer could have a material adverse effect on us. In the comparable periods for 2005, we derived a significant portion of our revenues from two customers, accounting for 47% and 39% of total sales during the three months ended June 30, 2005 and from three customers, accounting for 31%, 23% and 22% of total sales for the six months ended June 30, 2005.
           In 2006 and beyond, we plan to expand our operations, enabling us to release our products through new sales channels including home furnishings stores and national retailers. To that end, we have partnered with Applejack Art Partners, an art publishing company in Manchester, Vermont, to help develop and select new trend oriented images with the goal of releasing a series of exclusive art collections utilizing our patent pending technology. Applejack represents approximately 200 artists and maintains over 40,000 available images. We currently expect to release our first exclusive art collection in the United States in September 2006. Until we successfully develop these new sales channels, we expect our revenue will be uneven due to the fact that we are highly dependent on a small number of customers. We believe select acquisitions will complement our plan to grow from internal operations and, as such, we may acquire or combine with one or more established framers or art publishers. We intend to balance our domestic production with opportunities to source raw goods from domestic and foreign manufacturers, as appropriate, in order to maintain our competitive advantage.
Results of Operations
Quarters ended June 30, 2006 and 2005 (all amounts for these periods are unaudited)
      Revenues. Our revenues increased $85,951 or 45%, to $278,944 for the three months ended June 30, 2006, as compared to $192,993 for the three months ended June 30, 2005. The increase in revenues was due primarily to the addition of new stock keeping units by our largest customer and by sales to new customers.
      Gross profit. Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.
      The gross profit for the three months ended June 30, 2006 was $135,435, an increase of $37,753 or 39% as compared to $97,682 for the three months ended June 30, 2005. The gross profit for the three months ended June 30, 2006 represented 49% of revenue for that same period as compared to the gross profit for the three months ended June 30, 2005 which represented 51% of revenue for that same period. This relative stability in gross profit was due to our maintenance of our corporate pricing structure, even while we continued to increase sales to existing customers and entered into new customer relationships.
      Operating expenses. Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.
      Operating expenses increased by $52,627 or 32% to $215,813 for the three months ended June 30, 2006 versus $163,546 for the three months ended June 30, 2005. The operating expenses during the three months ended June 30, 2006 represented 77% of revenue for that same period, versus the operating expenses for the three months ended

June 30, 2005 which represented 85% of revenue for that same period. The increase in operating expenses was principally due to additional expenses incurred during 2006 associated with our share exchange with New Era.
      Reorganization expenses. We incurred $360,000 of expenses in conjunction with completing our share exchange during the second quarter of 2006.
      Other income (expense). Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us. We had other expenses of $259 during the three months ended June 30, 2006, a decrease of $6,136 or 96%, versus other expenses of $6,395 during the three months ended June 30, 2005.
Six months ended June 30, 2006 and 2005 (all amounts for these periods are unaudited)
           Revenues. Our revenues increased $38,965 or 10%, to $412,549 for the six months ended June 30, 2006, as compared to $373,584 for the six months ended June 30, 2005. The increase in revenues was due primarily to the addition of new stock keeping units by our largest customer and by sales to new customers.
      Gross profit. The gross profit for the six months ended June 30, 2006 was $172,134, an increase of $4,210 or 3% as compared to $167,924 for the six months ended June 30, 2005. The gross profit for the six months ended June 30, 2006 represented 42% of revenue for that same period as compared to the gross profit for the six months ended June 30, 2005 which represented 45% of revenue for that same period. This relative stability in gross profit was due to our maintenance of our corporate pricing structure, even while we continued to increase sales to existing customers and entered into new customer relationships.
      Operating expenses. Operating expenses increased by $109,028 or 34% to $429,461 for the six months ended June 30, 2006 versus $320,433 for the six months ended June 30, 2005. The operating expenses during the six months ended June 30, 2006 represented 104% of revenue for that same period, versus the operating expenses for the six months ended June 30, 2005 which represented 86% of revenue for that same period. The increase in operating expenses was principally due to additional expenses incurred during 2006 associated with our share exchange with New Era.
           Reorganization expenses. We incurred $360,000 of expenses in conjunction with completing our share exchange during the second quarter of 2006.
      Other income (expense). Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us. We earned other income of $7,312 during the six months ended June 30, 2006, an increase of $3,988 or 120%, versus $3,324 during the six months ended June 30, 2005.
Liquidity and Capital Resources
      We derived our primary source of funds during the six months ended June 30, 2006 from the sale of additional equity securities. Working capital as of June 30, 2006 was negative $185,270 as compared to negative working capital of $113,348 as of December 31, 2005. The cash balance at June 30, 2006 was $227,986 compared to $171,034 at December 31, 2005.
      Net cash used in operating activities was $609,051 for the six months ended June 30, 2006, as compared to $141,080 for the six months ended June 30, 2005. During each period presented, we used net cash principally to fund our net losses.
      Net cash used in investing activities was $2,050 for the six months ended June 30, 2006, which represented minor purchases of property and equipment.

      Net cash provided by financing activities was $668,053 during the six months ended June 30, 2006, as compared to net cash provided by financing activities of $255,361 for the six months ended June 30, 2005. Net cash provided by financing activities during 2006 and 2005 was principally related to the sale of additional equity securities of $500,118 and $324,998, respectively, which was partially offset by a repurchase of membership units and principal payments on capital leases and distributions.
      We have suffered recurring losses from operations and have an accumulated deficit of approximately $1,124,744 at December 31, 2005 and $1,734,789 at June 30, 2006. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2005 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next 12 months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise. After this 12 month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock. Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.
Inflation and Seasonality
      Inflation has not been material to us during the past five years. Although seasonality has not historically been material, we believe that as our business expands, seasonality may begin to affect our quarterly results of operations.
Critical Accounting Policies
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of the Notes to Combined Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. On a regular basis, we review the accounting policies we use in reporting our financial results.
      A critical accounting policy is one that is both material to the presentation of our combined financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:
•	we have to make assumptions about matters that are highly uncertain at the time of the estimate; and

•	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the our financial condition or results of operations.
           We cannot make estimates and assumptions about future events or determine their effects with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as we obtain additional information and as our operating environment changes. These changes have historically been minor and we have included them in the combined financial statements as soon as they became known. In addition, we periodically face uncertainties, the outcomes of which are not within our control and we will not know for prolonged periods of time. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our combined financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and present a meaningful presentation of our financial condition and results of operations.
           We believe that the following are our critical accounting policies:
Revenue Recognition
           We recognize revenue from gross product sales, including freight charges, and revenues from the license of products, in compliance with Staff Accounting Bulletin No. 101 and No. 104 which require that:
•	title and risk of loss have passed to the customer;

•	there is persuasive evidence of an arrangement;

•	delivery has occurred or services have been rendered;

•	the sales price is fixed and determinable;

•	collectibility is reasonably assured; and

•	customer acceptance criteria, if any, have been successfully demonstrated.
Accounts Receivable
           We extend credit to our customers. We generally do not require collateral. We provide for credit losses in the combined financial statements based on our evaluation of historical and current industry trends. Although we expect to fully collect amounts due, actual collections may differ from estimated amounts.
Inventories
           We state inventories at the lower of cost or market. We determine cost on a standard cost basis which approximates the first-in, first-out (FIFO) method. We give appropriate consideration to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.
Recent Accounting Pronouncements
           In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event we change accounting principles, we will evaluate the impact of SFAS 154.
Item 3. Controls and Procedures.
           As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
           We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of fraud, if any. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, we may not detect misstatements due to error or fraud .
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
           We know of no material, active or pending legal proceedings which we are a party to, or which our property is subject to.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
           None, except as previously reported in our Form 8-K dated June 23, 2006, as amended.
Item 3. Defaults Upon Senior Securities.
           None.
Item 4. Submission of Matters to a Vote of Security Holders.
           As previously reported in our Form 8-K dated June 23, 2006, as amended, our shareholders approved by Written Consent the share exchange by and between Pinecrest Services, Inc. and New Era Studios, Inc., and certain amendments to our Articles of Incorporation.
Item 5. Other Information.
           None.

Item 6. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Share Exchange dated June 23, 2006, between Pinecrest Services, Inc. and New Era Studios, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

3.2	Articles of Merger for Pinecrest Services, Inc. (incorporated by reference from our Registration Statement on Form 10-SB filed on July 6, 2000).

3.3	Articles of Exchange by and between Pinecrest Services, Inc. and New Era Studios, Inc. filed with the Nevada Secretary of State on June 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

3.4	Certificate of Amendment to Articles of Incorporation of Pinecrest Services, Inc. filed with the Nevada Secretary of State on June 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

3.5	Amended and Restated Bylaws of Silvergraph International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.1	Standard Sublease dated as of June 26, 2006 by and between William W. Lee, New Era Studios, Inc. and Silvergraph International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.2	Employment Agreement, dated June 9, 2006, between New Era Studios, Inc. and James R. Martin (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.3	Employment Agreement, dated June 9, 2006, between New Era Studios, Inc. and James R. Simpson (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.4	Employment Agreement, dated June 9, 2006, between New Era Studios, Inc. and William W. Lee (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.5	Promissory Note, dated June 23, 2006 from New Era Studios, Inc. to and in favor of Edward Brian O’Dwyer Separate Property Trust (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.6	2006 Stock Option Plan of Silvergraph International, Inc., dated June 26, 2006 (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date: August 18, 2006	By:	/s/ James R. Simpson
James R. Simpson, Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2006	By:	/s/ Gary Freeman
Gary Freeman, Chief Financial Officer
(Principal Financial Officer)