Form 10QSB
period 2006-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2006-11-14
CIK 1115975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___ to ___
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,000,015 shares of our common stock were issued and outstanding as of September 30, 2006.

SILVERGRAPH INTERNATIONAL, INC.
INDEX

		Page No.
PART I	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3

	Condensed, Consolidated Balance Sheets September 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed, Consolidated Statements of Operations Three Months Ended September 30, 2006 and 2005 (Unaudited), and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	4

	Condensed, Consolidated Statement of Stockholders’ Equity (Deficit) Nine Months Ended September 30, 2006 (Unaudited)	5

	Condensed, Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006 and 2005 (Unaudited)	6

	Notes to Condensed, Consolidated Financial Statements Nine Months Ended September 30, 2006 and 2005 (Unaudited)	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	14

Item 3	Controls and Procedures	19

PART II	OTHER INFORMATION	19

Item 1	Legal Proceedings	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	19

Item 6	Exhibits	19
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006 (unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$181,554	$171,034

Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $5,000	197,243	42,945
Inventories	118,380	83,042
Prepaid expenses and other current assets	—	7,838

Total current assets	497,177	304,859
Property and equipment, net	247,988	329,841
Other assets	43,335	—

Total assets	$788,500	$634,700

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$255,611	$147,205
Accrued expenses	79,298	47,086
Line of credit	45,178	46,159
Capital lease obligation, current	79,767	74,712
Note payable — stockholder	280,000	—
Due to related party	—	103,045

Total current liabilities	739,854	418,207
Convertible notes payable	200,000	—
Capital lease obligation — long-term	35,347	95,820

Total liabilities	975,201	514,027

Commitments and contingencies

Stockholders’ equity (deficit):
Common Stock, $0.001 par value, 100,000,000 shares authorized: 36,000,015 and 23,100,000 shares issued and outstanding	36,000	23,100
Additional paid-in capital	1,772,618	1,222,347
Accumulated deficit	(1,995,319)	(1,124,774)

Total stockholders’ equity (deficit)	(186,701)	120,673

Total liabilities and stockholders’ equity (deficit)	$788,500	$634,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months		Nine months
	ended	ended	Nine months	ended
	September 30,	September 30,	ended September	September 30,
	2006	2005	30, 2006	2005
Revenues	$302,557	196,633	715,106	604,034

Cost of Sales	140,396	138,804	380,811	378,281

Gross Profit	162,161	57,829	334,295	225,753

Operating expenses	353,944	189,385	783,405	509,818
Reorganization expenses	64,540	—	424,540	—

Operating loss	(256,323)	(131,556)	(873,650)	(284,065)
Other income (loss)	(4,207)	1,039	3,105	4,363

Net Loss	$(260,530)	$(130,517)	$(870,545)	$(279,702)

Net Loss per share, basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding, basic and fully diluted	36,000,015	23,100,000	30,546,869	23,100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	23,100,000	$23,100	$1,222,347	$(1,124,774)	$120,673

Cash distributions	—	—	(113,703)	—	(113,703)
Repurchase and cancellation of Silvergraph LLC membership units, prior to share exchange	—	—	(45,000)	—	(45,000)
Distribution of liability resulting from transfer of LGT business into Silvergraph LLC	—	—	103,045	—	103,045

Fair value of vested warrants	—	—	18,701	—	18,701
Sale of equity securities	9,300,000	9,300	590,828	—	600,128
Shares transferred upon share exchange transaction	3,600,015	3,600	(3,600)	—	—

Net Loss	—	—	—	(870,545)	(870,545)

Balance, September 30, 2006 (unaudited)	36,000,015	$36,000	$1,772,618	$(1,995,319)	$(186,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net loss	$(870,545)	$(279,702)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	83,904	82,022
Equity based compensation expense	18,701	—
Changes in assets and liabilities:
Accounts receivable	(154,299)	(2,755)
Inventory	(35,338)	(35,413)
Other assets	(35,496)	(21,568)
Accounts payable and accrued expenses	140,618	54,562

Net cash used in operating activities	(852,455)	(202,854)

Investing activities:
Purchases of furniture and equipment	(2,051)	(2,115)

Net cash used in investing activities	(2,051)	(2,115)

Financing activities:
Debt principal payments	(981)	(14,395)
Principal payments on capital leases	(55,418)	(50,786)
Proceeds from issuance of notes payable and debt	480,000	—
Proceeds from sale of Silvergraph LLC member interests	600,128	525,008
Repurchase of member interests	(45,000)	—
Distributions	(113,703)	(76,066)

Net cash provided by financing activities	865,026	383,760

Change in cash and cash equivalents	10,520	178,791
Cash and cash equivalents, beginning of period	171,034	133,741

Cash and cash equivalents, end of period	$181,554	$312,532

Supplemental cash flow information:
Cash paid for interest	$8,433	$11,787
Cash paid for income taxes	—	—

Supplemental Non cash investing and financing activities:

Transfer of related party liability to additional paid in capital as a result of the transfer of LGT Business into Silvergraph	$103,045	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
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
As of and subsequent to the share exchange described below, the historical financial statements included the combined accounts of Silvergraph LGT, LLC (“Silvergraph LLC”) and its combined affiliate Lee Graphic Technologies, Inc. (“LGT”, and combined with Silvergraph LLC also referred to as the “Company”). These financial statements were combined due to the following facts:
•	The companies have been operated as one business over the past three (“3”) years,

•	The managing member and owners of 28% of Silvergraph LLC’s membership interests own 100% of LGT, and

•	The business assets, liabilities, business contacts and intellectual property of LGT were transferred at no cost to Silvergraph LLC on April 1, 2006, which was merged into New Era Studios, Inc. (“New Era”) on June 9, 2006, which then consummated a share exchange with Pinecrest Services, Inc. (“Pinecrest”) effective June 23, 2006.
Culminating with the Company’s share exchange effective June 23, 2006, the Company consummated a series of transactions as detailed below:
•	On April 1, 2006, LGT transferred all of their business assets and liabilities to Silvergraph LLC

•	Silvergraph LLC merged into New Era, a shell Nevada corporation, effective June 9, 2006, and

•	On June 23, 2006, New Era was acquired by Pinecrest. The Company, exchanged 100% of its outstanding common stock for 32,400,015 shares of Pinecrest common stock. The transaction was accounted for as a recapitalization with the Company deemed the accounting acquirer, and Pinecrest the legal acquirer. Additionally, the Company paid $280,000 to certain shareholders of Pinecrest for 15,000,000 shares of their outstanding common stock, which were immediately retired (See Note 3). This payment, along with other expenses associated with the share exchange, has been reflected as reorganization expenses in the Company’s accompanying income statements. Simultaneous with the closing of the share exchange, Pinecrest Services, Inc. changed its name to Silvergraph International, Inc.
All intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the three and nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of the full fiscal year. The Company’s audited financial statements as of and for the years ended December 31, 2005 and 2004 are included in its 8-K filing on June 27, 2006, as amended.
Going Concern
The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its combined operations since its inception and has a combined accumulated deficit of $1,124,774 at December 31, 2005 and $1,995,319 at September 30, 2006 (unaudited). Additionally, as of September 30, 2006, the Company had a working capital deficiency of $242,677 and a stockholders’ deficiency of $186,701. The combined financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company’s recovery is dependent upon future events, the

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)
Going Concern (continued)
outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.
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
Equity-based compensation
The Company periodically issues shares of stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. Activity with respect to equity-based compensation for the three months and nine months ended September 30, 2006 is summarized at Note 6.
In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company did not have any unvested outstanding stock options and warrants at December 31, 2005.
Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement. However, during the three months and nine months ended September 30, 2005, the Company did not issue or have outstanding any unvested stock options or warrants to officers, directors and employees that vested during such periods. Accordingly, no pro forma financial disclosure has been presented for the three months and nine months ended September 30, 2005.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
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
Significant customers
The Company made sales to one significant customer, comprising 73% and 78% of total sales, during the three and nine months ended September 30, 2006, one significant customer, comprising 81% of total sales, during the three months ended September 30, 2005 and three significant customers, comprising 45%, 16% and 14% of total sales, during the nine months ended September 30, 2005. As of September 30, 2006, accounts receivable from the Company’s significant customer comprised 80% of its total accounts receivable.
Earnings (loss) per share
Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of shares outstanding have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 3,600,015 shares issued to the legal acquirer are in included in the weighted average share calculation from April 15, 2006, the date of the exchange agreement.
Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in three and the nine month periods ended September 30, 2006 and 2005, basic and diluted loss per share are the same. At September 30, 2006 and 2005, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 576,170 and 0, respectively.
Recent Accounting Pronouncements
FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS no. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS no. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
NOTE 2—BALANCE SHEET COMPONENTS
Inventories:
Inventories as of September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Raw materials	$55,140	$42,695
Work in process	22,075	—
Finished goods	41,165	40,347

	$118,380	$83,042

Property and equipment, net
Property and equipment as of September 30, 2006 and December 31, 2005 was as follows:

	September 30,	December 31,
	2006	2005
Machinery and equipment	$685,060	$685,060
Furniture and fixtures	3,051	1,000
Computer hardware and software	8,628	8,628
Vehicles	—	51,965

	696,739	746,653
Accumulated depreciation and amortization	(448,751)	(416,802)

	$247,988	$329,841

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $83,904 and $82,022, respectively.
NOTE 3—DEBT
Convertible notes payable
On September 29, 2006 the Company issued convertible notes payable (the “Notes”) in the aggregate principal amount of $200,000 and warrants to purchase 88,000 shares of our common stock to five accredited investors. The outstanding principal and interest on the Notes are payable by the Company on or before August 31, 2008. The notes will bear interest at a rate of eight and one half percent (8.5%) per annum. The Company will pay in kind quarterly all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity unless we close any equity financing or financings with gross proceeds totaling at least $2,000,000 and the blended equity offering price is less than $0.45 per share.
Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.45 per share, subject to adjustment. If the Company engages in any equity based financing or a combination of equity financings with gross proceeds totaling at least $2,000,000, the outstanding principal amount of the notes together with all accrued but unpaid interest will

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
NOTE 3—DEBT (CONT.)
Convertible notes payable (continued)
automatically convert into shares of the Company’s common stock five business days after the closing of such equity financing(s), provided, however, that if the blended per share purchase price of the securities purchased in such equity financing(s) is less than the conversion price, the Company will have the option to redeem the outstanding principal and interest of the notes. If the Company does not elect to redeem the notes, the conversion price will be the price equal to a 10% discount to the equity offering price. In addition to the Notes, the Company issued 88,000 warrants to the five accredited investors. The exercise price of each warrant is equal to $0.65 per share. The warrants shall remain exercisable for a period of three years from the date of issue. The Company may compel the exercise of the warrants in full if our common stock trades at or above two and one half (2 1/2) times the exercise price for 15 consecutive trading days. Based upon the fair value of the Company’s common stock at the time of the issuance of the Notes and warrants, the value of the beneficial conversion feature and warrants are immaterial and have, therefore, not been recorded in the Company’s financial statements.
The subscription agreements we entered into with the five accredited investors require us to prepare and file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 registering the common stock issuable upon conversion of the notes (up to $2,000,000 original principal amount of notes) and 100% of the shares of our common stock issuable upon exercise of the warrants issued in connection with the purchase of the notes. These registration rights, based upon the underlying agreements, include no penalties for failing to meet the filing deadlines under the agreement.
Line of credit
The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs. Borrowings under the facility bear interest at the bank’s prime rate plus 2% (10.25% at September 30, 2006). The facility is secured by substantially all of the Company’s assets. At September 30, 2006 and December 31, 2005, the Company had $45,178 and $46,159 outstanding under this line of credit.
Note payable — stockholder
In conjunction with the Company’s share exchange, the Company obtained an unsecured note payable of $280,000 in order to repurchase 15,000,000 shares of the public company’s common stock. This note bears interest at 7% per annum with all interest and principal due on September 23, 2006. During the third quarter of 2006, the Company and the noteholder agreed to extend the due date of the note, including all accrued interest, until December 31, 2006.
NOTE 4—COMMITMENTS AND CONTINGENCIES
Leases
The Company entered into two non-cancelable operating leases for facilities in Santa Fe Springs, California expiring during 2007 and 2008, respectively. The two leased facilities consist of a combined approximately 20,700 square feet of office, manufacturing and warehouse space. The Company also has other non-cancelable operating and capital leases for machinery and equipment. Future minimum lease commitments under non-cancelable operating and capital leases as of September 30, 2006 are as follows:

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
NOTE 4—COMMITMENTS AND CONTINGENCIES (CONT.)
Leases (continued)

	Operating	Capital
Fiscal Year	Leases	Leases
2006 (remainder)	$37,570	$21,675
2007	129,266	86,700
2008	75,501	14,450

Total minimum lease payments	$242,337	122,825

Interest		7,711

Total		115,114

Less current portion		(79,767)

Long term		$35,347

     Rent expense under operating leases was $37,050, $37,485, $112,921 and $124,548 for the three and nine months ended September 30, 2006 and 2005.
Art Content Sourcing
During 2006, the Company signed an agreement with a company to produce exclusive art images for the Company’s wall décor collection. In exchange for 100 images to be produced by the company during the initial 12 months of the agreement, the Company will pay them $10,000 per month and a royalty of 8% of the total revenues generated on sales of such images. The Company will have the exclusive use of these images in the home décor market for a period of three (“3”) years.
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.
NOTE 5—EQUITY
Membership interest repurchase
During 2006, Silvergraph LLC repurchased membership units from a member for $45,000. This repurchase has been netted against the Company’s additional paid in capital balance on its balance sheet at September 30, 2006.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS PINECREST SERVICES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
NOTE 6—COMMON STOCK WARRANTS
The Company granted a warrant to purchase 488,170 shares of common stock in connection with professional services performed by the Company’s Chief Financial Officer. The warrant is exercisable at $0.14 per share, has a five year term and is fully vested, with the Company holding a right to cancel 50% of the units underlying the warrant, with such right to cancel such remaining warrants decreasing ratably on a monthly basis over a one year period ending June 30, 2007, upon the occurrence of certain events as defined within the agreement. The Company estimated the fair value of the warrant to be $29,921 as of the date of grant, of which $18,701 was recognized as expense during 2006.
The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Dividend yield	—
Risk-free interest rate	4.50%
Expected volatility	50.00%
Expected life of options	4 years
The Company’s other outstanding warrants related to warrants issued in conjunction with the issuance of Convertible Notes during the third quarter of 2006 (See Note 3).
NOTE 7 — INCOME TAXES
The Company did not provide for any Federal or state income tax expense during the three months and nine months ended September 30, 2006 as a result of the availability of net operating loss carryfowards. As of September 30, 2006, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets. This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the three and nine months ended September 30, 2006.
As of September 30, 2006, for Federal and state income tax purposes, the Company had approximately $400,000 in net operating loss carryforwards expiring through 2015. Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined “ownership change”. The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

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
     The words “we,” “us,” “our,” and the “Company” refer to, unless otherwise indicated, Silvergraph International, Inc. and New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC). The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-QSB or that we included in our previous filings with the Securities and Exchange Commission, most particularly our Form 8-K, dated June 23, 2006 and filed June 27, 2006 with the SEC, Form 8-K/A, dated June 23, 2006 and filed July 13, 2006 with the SEC, and Form 10-QSB, as amended, dated June 30, 2006 and filed August 21, 2006 with the SEC.
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

     In 2005, we successfully “soft launched” our product with an established home décor company that sells through 100,000 independent sales representatives throughout the United States, Canada and Mexico. This customer has since expanded the program by adding new stock keeping units and ordering 60,000 units in the first 12 months. In 2005, we also initiated a strategic relationship with a Fortune 1000 company that develops and holds children-oriented brands. We have received purchase orders to launch products with this company. In 2006, the program successfully launched and the Fortune 1000 company continues to reorder product.
     We derive a significant portion of our revenues from one customer, accounting for approximately 73% and 78% of total sales during the three and nine months ended September 30, 2006. The loss of all or a substantial portion of the business from this customer could have a material adverse effect on us. In the comparable periods for 2005, we derived a significant portion of our revenues from one customer, accounting for 81% of total sales during the three months ended September 30, 2005 and from three customers, accounting for 45%, 16% and 14% of total sales for the nine months ended September 30, 2005.
     In 2006 and beyond, we plan to expand our operations, enabling us to release our products through new sales channels including home furnishings stores and national retailers. To that end, we have partnered with Applejack Art Partners, an art publishing company in Manchester, Vermont, to help develop and select new trend oriented images with the goal of releasing a series of exclusive art collections utilizing our patent pending technology. Applejack represents approximately 200 artists and maintains over 40,000 available images. We currently expect to release our first exclusive art collection in the United States in November 2006. Until we successfully develop these new sales channels, we expect our revenue will be uneven due to the fact that we are highly dependent on a small number of customers. We believe select acquisitions will complement our plan to grow from internal operations and, as such, we may acquire or combine with one or more established framers or art publishers. We intend to balance our domestic production with opportunities to source raw goods from domestic and foreign manufacturers, as appropriate, in order to maintain our competitive advantage.
Results of Operations
Quarters ended September 30, 2006 and 2005 (all amounts for these periods are unaudited)
     Revenues. Our revenues increased $105,924 or 54%, to $302,557 for the three months ended September 30, 2006, as compared to $196,633 for the three months ended September 30, 2005. The increase in revenues was due primarily to the addition of new stock keeping units by our largest customer and by sales to new customers.
     Gross profit. Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.
     The gross profit for the three months ended September 30, 2006 was $162,161, an increase of $104,332 or 180% as compared to $57,829 for the three months ended September 30, 2005. The gross profit for the three months ended September 30, 2006 represented 54% of revenue for that same period as compared to the gross profit for the three months ended September 30, 2005 which represented 29% of revenue for that same period. The Company’s gross margin percentage in 2005 was significantly lower due to some low margin sales in the third quarter of 2005 due to aggressive pricing strategies employed by the Company to sell older inventory.
     Operating expenses. Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.
     Operating expenses increased by $164,5599 or 87% to $353,944 for the three months ended September 30, 2006 versus $189,385 for the three months ended September 30, 2005. The operating expenses during the three months ended September 30, 2006 represented 117% of revenue for that same period, versus the operating expenses for the three months ended September 30, 2005 which represented 96% of revenue for that same period. The increase in operating expenses was principally due to additional expenses incurred during 2006 associated with our share exchange with New Era, as well as the launching of new business initiatives subsequent to the share exchange.

          Reorganization expenses. We incurred $64,540 of expenses in the third quarter of 2006 in conjunction with completing our share exchange during the second quarter of 2006.
     Other income (expense). Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us. We had other expenses of $4,207 during the three months ended September 30, 2006 versus other income of $1,039 during the three months ended September 30, 2005.
Nine months ended September 30, 2006 and 2005 (all amounts for these periods are unaudited)
     Revenues. Our revenues increased $111,072 or 18%, to $715,106 for the nine months ended September 30, 2006, as compared to $604,034 for the nine months ended September 30, 2005. The increase in revenues was due primarily to the addition of new stock keeping units by our largest customer and by sales to new customers.
     Gross profit. The gross profit for the nine months ended September 30, 2006 was $334,295, an increase of $108,542 or 48% as compared to $225,753 for the nine months ended September 30, 2005. The gross profit for the nine months ended September 30, 2006 represented 47% of revenue for that same period as compared to the gross profit for the nine months ended September 30, 2005 which represented 37% of revenue for that same period. The Company’s gross margin percentage in 2005 was significantly lower due to some low margin sales in the third quarter of 2005 due to aggressive pricing strategies employed by the Company to sell older inventory.
     Operating expenses. Operating expenses increased by $273,587 or 54% to $783,405 for the nine months ended September 30, 2006 versus $509,818 for the nine months ended September 30, 2005. The operating expenses during the nine months ended September 30, 2006 represented 110% of revenue for that same period, versus the operating expenses for the nine months ended September 30, 2005 which represented 84% of revenue for that same period. The increase in operating expenses was principally due to additional expenses incurred during 2006 associated with our share exchange with New Era, as well as new business initiatives commenced subsequent to the share exchange.
          Reorganization expenses. We incurred $424,540 of expenses in conjunction with completing our share exchange during the second quarter of 2006.
     Other income (expense). Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us. We earned other income of $3,105 during the nine months ended September 30, 2006, an decrease of $1,258 or 29%, versus $4,363 during the nine months ended September 30, 2005.
Liquidity and Capital Resources
     We derived our primary source of funds during the nine months ended September 30, 2006 from the sale of additional equity and debt securities. Working capital as of September 30, 2006 was negative $242,677 as compared to negative working capital of $113,348 as of December 31, 2005. The cash balance at September 30, 2006 was $181,554 compared to $171,034 at December 31, 2005.
     Net cash used in operating activities was $852,455 for the nine months ended September 30, 2006, as compared to $202,854 for the nine months ended September 30, 2005. During each period presented, we used net cash principally to fund our net losses.
     Net cash used in investing activities was $2,051 for the nine months ended September 30, 2006, as compared to $2,115 for the nine months ended September 30, 2005, which represented minor purchases of property and equipment.
     Net cash provided by financing activities was $865,026 during the nine months ended September 30, 2006, as compared to net cash provided by financing activities of $383,760 for the nine months ended September 30, 2005. Net cash provided by financing activities during 2006 and 2005 was principally related to the sale of additional equity securities of $600,128 and $525,008, respectively, which was partially offset by a repurchase of membership units and principal payments on capital leases and distributions. The Company also issued debt securities during the nine months ended September 30, 2006, netting proceeds of $480,000.

     We have suffered recurring losses from operations and have an accumulated deficit of approximately $1,124,744 at December 31, 2005 and $1,995,319 at September 30, 2006. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2005 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next 12 months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise. After this 12 month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock. Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.
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
Recent Accounting Pronouncements
          FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS no. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS no. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
          SFAS No. 158 requires that for public companies the full funding status of defined benefit pension and other postretirement plans to be recognized on the balance sheet as an asset (for overfunded plans) or as a liability (for underfunded plans). In addition, SFAS No. 158 calls for recognition in other comprehensive income or gains or losses and prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. The Company plans to adopt the recognition provisions of SFAS No. 158 as of the end of the fiscal year end after December 15, 2006 and the measurement date provisions as of the balance sheet date for fiscal years ending after December 15, 2008.

Item 3. Controls and Procedures.
          As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of fraud, if any. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, we may not detect misstatements due to error or fraud.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
          We know of no material, active or pending legal proceedings which we are a party to, or which our property is subject to.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
           None, except as previously reported in our Form 8-K dated June 23, 2006, and filed June 27, 2006, as amended, and our Form 8-K dated September 29, 2006 and filed on October 12, 2006.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
           None.
Item 5. Other Information.
          None.
Item 6. Exhibits.

Exhibit
Number	Description

2.1	Agreement and Plan of Share Exchange dated June 23, 2006, between Pinecrest Services, Inc. and New Era Studios, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

Exhibit
Number	Description

3.2	Articles of Merger for Pinecrest Services, Inc. (incorporated by reference from our Registration Statement on Form 10-SB filed on July 6, 2000).

3.3	Articles of Exchange by and between Pinecrest Services, Inc. and New Era Studios, Inc. filed with the Nevada Secretary of State on June 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

3.4	Certificate of Amendment to Articles of Incorporation of Pinecrest Services, Inc. filed with the Nevada Secretary of State on June 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

3.5	Amended and Restated Bylaws of Silvergraph International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.1	Standard Sublease dated as of June 26, 2006 by and between William W. Lee, New Era Studios, Inc. and Silvergraph International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.2	Employment Agreement, dated June 9, 2006, between New Era Studios, Inc. and James R. Martin (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.3	Employment Agreement, dated June 9, 2006, between New Era Studios, Inc. and James R. Simpson (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.4	Employment Agreement, dated June 9, 2006, between New Era Studios, Inc. and William W. Lee (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.5	Promissory Note, dated June 23, 2006 from New Era Studios, Inc. to and in favor of Edward Brian O’Dwyer Separate Property Trust (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

10.6	Amended and Restated Promissory Note, dated August 14, 2006 from New Era Studios, Inc. to and in favor of Edward Brian O’Dwyer Separate Property Trust

10.7	Second Amended and Restated Promissory Note, dated September 27, 2006 from New Era Studios, Inc. to and in favor of Edward Brian O’Dwyer Separate Property Trust

10.8	2006 Stock Option Plan of Silvergraph International, Inc., dated June 26, 2006 (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006).

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date: November 13, 2006	By:	/s/ James R. Simpson

James R. Simpson, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ Gary Freeman

Gary Freeman, Chief Financial Officer
(Principal Financial Officer)