Form 10KSB
period 2006-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2007-04-17
CIK 1115975

OMB Number: 3235-0420
Expires: March 31, 2007 Estimated average burden Hours per response……1646
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number   000-30951

SILVERGRAPH INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	67-0695367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1191 Burke Street, Santa Fe Springs, CA	90670-2507
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (562) 693-3737

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year.

$ 867,753

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On March 13, 2007 the aggregate market value of the voting stock of the Company held by non-affiliates of the registrant was $5,795,777.  The Company’s stock is listed on the OTCBB under the symbol SVGI.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 13, 2007, there were 36,000,015 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SILVERGARPH INTERNATIONAL, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 13 13 13
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

		14 15 28 28 28 28
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		28 32 35 36 38 38
	Signatures	39

(Inapplicable items have been omitted)

PART I

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 1.  Description of Business.

On June 23, 2006, Silvergraph International, Inc., a Nevada corporation and formerly known as Pinecrest Services, Inc., and New Era Studios, Inc., a Nevada corporation and successor in interest by merger to Silvergraph LGT, LLC, a Delaware limited liability company, executed an Agreement and Plan of Share Exchange, pursuant to which the shareholders of New Era exchanged their issued and outstanding shares of New Era common stock for shares of restricted Silvergraph International common stock.  New Era is now our wholly-owned subsidiary effective as of June 23, 2006.  We treated this transaction as a recapitalization for accounting purposes, with New Era deemed the accounting acquirer and Silvergraph International the legal acquirer.

On February 10, 1999, we became incorporated as Pinecrest Services, Inc. in Nevada.  Pinecrest completed a change of domicile merger with Hystar Aerospace Marketing Corporation of Nebraska, a wholly-owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation, on May 11, 2000.  Hystar, incorporated in Nebraska on March 7, 1986, and a wholly-owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation, merged with us as Pinecrest solely to change the domicile of Hystar from Nebraska to Nevada.  The initial business of Hystar was to lease, sell and market the Hystar airship and the Burkett Mill, a waste milling device.  This business proved to be cost prohibitive and consequently Hystar ceased these activities in 1986.  Hystar did not engage in any further commercial operations.  We changed our name from Pinecrest Services, Inc. to Silvergraph International, Inc. on June 23, 2006 in connection with the share exchange.

Prior to the share exchange, we had limited sources of capital and our sole business plan was to seek, investigate, and, if warranted, acquire an interest in a business opportunity by merger, exchange of stock or otherwise.

Silvergraph LGT, LLC was formed on January 18, 2002 to develop and distribute wall art.  Silvergraph LGT, LLC completed a change of domicile merger with New Era Studios, Inc., a Nevada corporation, on June 9, 2006.  The purposes of this merger were to change the domicile of Silvergraph LGT, LLC from Delaware to Nevada, and to change Silvergraph LGT, LLC from a limited liability company to a corporation.  The officers and directors of New Era were the sole members of each of the limited liability companies that served as managers of Silvergraph LGT, LLC.  In all respects, New Era is the same as and engages in the same business as Silvergraph LGT, LLC.  As a result of the share exchange, New Era became our wholly-owned subsidiary.

On June 23, 2006, we entered into the share exchange agreement with New Era.  The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock of New Era occurred on June 23, 2006.  In accordance with the closing of the share exchange agreement, we issued 32,400,000 shares of our common stock to the former shareholders of New Era in exchange for all of the 224 issued and outstanding shares of New Era common stock on the basis of 144,642.86 shares of our common stock for every 1 share of New Era common stock.

We had 36,000,015 shares of common stock issued and outstanding as of June 26, 2006 as a result of the retirement of 15,000,000 shares of common stock held by VIP WorldNet, Inc., which resulted in a reduction of our issued and outstanding common stock, and the subsequent issuance of the 32,400,000 shares of our common stock to the former shareholders of New Era in connection with the share exchange.  As a consequence of the retirement of our common stock and the issuance of shares in the share exchange, the former shareholders of New Era currently hold approximately 90% of our issued and outstanding common stock.  The share exchange is deemed to be a recapitalization for accounting purposes.  We intend for the share exchange agreement and the transactions contemplated under that agreement to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code.

In accordance with the closing of the share exchange, we increased the number of directors on our board from two to five.  In connection with the increase, April L. Marino and Anthony S. Clayton resigned as our directors and officers, and James R. Simpson, William W. Lee and James R. Martin were appointed to fill the vacancies on our board.  Subsequently, our newly elected board of directors appointed Evan Levine and Gary R. Martin to fill the remaining two vacancies.

Through our operating subsidiary, New Era, we develop and distribute wall art to the $19.7 billion U.S. mass wall art market.  From inception through 2004, we focused our activity on developing and refining our patent-pending and proprietary technology with only modest, non-strategic, sales and revenue.  We are currently prosecuting an international application under the Patent Cooperation Treaty, No. PCT/US2005/028501, which describes and claims the mechanical deposit of ink to emulate hand painted original works of art.  This application claims priority to U.S. Provisional Patent Application Serial No. 60/600,192 filed on August 10, 2004.  Our patent pending technology significantly lowers the cost of producing textured fine art quality prints.  A result of this lower production cost is the enlargement of our potential customer base that can now afford prints that previously fine art galleries might sell for thousands of dollars.

According to the Art & Wall Décor, Custom Framing & Picture Frame Market report, 20061, the most recent independent market report on the art and wall décor industry, in 2005 the United States art industry was an approximately $33 billion market1, including the $12.7 billion U.S. art reproduction market.  The United States art industry includes unframed prints (open and limited editions), framed prints (open and limited editions), canvas, giclée, originals and custom frames.  The U.S. art industry is highly fragmented, commoditized and leaderless.  The predominant style of art reproduction currently sold in the industry is a paper art print framed behind glass.  Our patent-pending technology enables us to introduce to the industry a collection of textured fine art prints on multiple surfaces at prices similar to those which currently exist in the market.  We believe consumers desire high quality textured fine art at prices similar to that which they have historically paid for décor paper prints under glass.

In 2005, we successfully “soft launched” our product with an established home décor company that sells through 100,000 independent sales representatives throughout the United States, Canada and Mexico.  This customer has since expanded the program by adding new stock keeping units and ordered 60,000 units in the first 12 months.  In 2005, we also initiated a strategic relationship with a Fortune 500 company that develops and holds children-oriented brands.

In 2006 we expanded our operations, to meet increased demand from our existing clients and to develop product targeting the home furnishings market.  With respect to product development, we partnered with Applejack Art Partners, an art publishing company in Manchester, Vermont, to help develop and select new trend oriented images with the goal of releasing a series of exclusive art collections utilizing our patent pending technology. In December 2006, we soft launched our first exclusive art collection in the United States.

__________________________

1 The primary source for the estimates described under “Our Business” is The Art & Wall Décor Report: The Market, The Competitors, The Trends, 2003 by Unity Marketing, Stevens, PA, USA and The Art, Wall Décor, Custom Framing and Picture Frame Market, 2006 by Unity Marketing, Stevens, PA, USA.

In 2007 and beyond, we will concentrate our efforts on fully developing the home furnishings vertical.  To support that effort, we have determined that we should develop an in-house product development and design organization to fully exploit the product capabilities we believe our patent-pending technology enables.  To that end, we do not intend to renew our contract with Applejack Art Partners and will recruit an experienced product designer to develop the in-house product development organization.  Lastly, in 2007, we launched a unique sales strategy through our newly formed, wholly owned subsidiary TxTura, Inc., a Nevada corporation (“TxTura”) TxTura will target the estimated 20 million home-based businesses in the U.S.  The objective of TxTura is to provide the home-based businesses a compelling business opportunity to sell our patent-pending products.  We believe select acquisitions will complement our plan to grow from internal operations and, as such, we may acquire or combine with one or more established framers or art publishers.  We intend to balance our domestic production with opportunities to source raw goods from domestic and foreign manufacturers, as appropriate, in order to maintain our competitive advantage.

The United States Art Market Overview

During 2005, the United States art industry used the following distribution channels from which it generated the following estimated dollars and percentage of sales.

Distribution Channels:

	Retail Sales	Percentage of Market
Art Specialty Stores (including Art Galleries & Fairs)	$12.7 billion	40%
Home Furnishing	$4.3 billion	12.8%
Department / Discount Stores	$3.9 billion	11.6%
Craft & Hobby Stores	$5.8 Billion	17.3%
Gift, Museum	$1.5 billion	4.4%
Non-Store Retailers	$1.4 billion	4.1%
Other	$3.9 billion	11.6%
Total	$33.5 Billion	100%

The United States art market effectively consists of two segments, the mass art market and the fine art gallery market, the characteristics of each of which we describe below:

1.

Mass Art Market

•

$20.8 billion U.S. Market

•

Distribution Channels:  All retail channels except art galleries and other art specialty stores

•

Retail Price Range: $10.00 to $500.00, with a growing dominance of the Already-Framed Print segment.

•

Product Description:  Untextured open edition lithograph prints on paper, typically framed behind glass.  The product’s appearance largely has not changed in decades.

•

Industry Discussion: The glass-covered lithograph market is a fragmented, commoditized and mature industry.  The industry lacks a single billion-dollar art publisher or print manufacturer.

2.

Fine Art Gallery Market

•

$12.7 billion U.S. Market

•

Distribution Channels:  25,000 art galleries and specialty stores throughout U.S.

•

Retail Price Range: $500 to in excess of $1,000,000.

•

Product Description: Textured limited edition giclée or serigraph and originals.  The texture is applied to giclees and serigraphs by hand through a process called “embellishing”.  The goal of embellishing is to make the print appear similar to the original.  Embellishing became customary in the late 1990s.

•

Industry Discussion:  The print gallery industry grew significantly in the late 1990s and early 2000s largely due to the growing prominence of the embellishing technique.  Adding texture to a fine art print attracts consumers because it blurs the line between original and print art while enabling a lower sales price point.  The market acceptance of adding texture to previously flat fine art prints, in part, fueled the growth of the limited edition print segment of the art gallery market.

Market Opportunity

Our objective is to become the recognized leader in the art décor market by exploiting our patent-pending technology to offer gallery-quality textured prints at mass-market pricing.  We believe that we will be able to develop five competitive capabilities:

•

High-Perceived Value – Our fine art printing brings to the mass market the color richness and texture, which we believe that to date have only been available to art collectors willing to purchase embellished fine art gallery prints for $1,000 or more.  We believe our premium print blurs the line between original and print art, providing the buyer the feeling of purchasing original art at a reasonable price.

•

Mass Market Pricing – We must offer our prints to the market at pricing that competes favorably with the glass-covered lithograph market.  Our print technology offers a cost-effective, reduced labor and high production capacity for fine art printing.

•

Extensive Image Library – We must offer a rich image library from which prospective clients may build merchandising programs.  Our library must contain multiple genres from the masters to contemporary artists and must be available to clients digitally.

•

Product Integrity – We must have a reputation in the art industry for integrity, particularly with respect to the accuracy of the reproduction to the original.  Quality artists demand that their prints accurately reflect the original even in the mass market.

•

Branding – We must develop a disciplined, multi-faceted, branding strategy with the goal of creating a trusted consumer brand in the wall décor industry.  This strategy may include coordinated public relations tactics, unique point of purchase displays and packaging approaches, and co-branding opportunities.  Establishing our name as a premium brand will enable higher price points, achieve traction with retailers and consumers and may generate greater revenues and profits.

Competition

The mass art décor industry competes primarily on the basis of product styling, quality, service, product availability and price.  We believe that we can effectively compete on the basis of each of these factors and that our patent-pending technology creates our competitive advantage.  Certain domestic and foreign manufacturers that compete directly with us may have greater financial and other resources than we do.

We face competition from art printers, mass market art framers and art publishers.  With respect to art printers, the areas of competition include giclée, serigraphy, traditional and non-traditional lithography, and foreign original art.  As for art framers, we believe based on conversations with multiple industry executives that approximately fifty framers engage in the art mass market business and that approximately one hundred art publishers contract with contemporary artists for staged releases of prints.  The following describes in more detail these areas of competition:

Art Printers

•

Giclée Printing – Giclée utilizes high-end wide-format ink jet printers to reproduce fine art.  It is highly flexible and can accommodate multiple surfaces, from art canvas and paper to certain types of plastic.  Giclée has become the dominant fine art reproduction method within the last few years mainly due to its ability to cost effectively accommodate short print runs (typically less than 250 units) while maintaining quality.  Giclée printers market their capabilities to artists and fine art publishers who typically require quality and short print runs.

Giclée suffers manufacturing limitations.  Its first limitation is its inability to generate operating leverage for long print runs of greater than 250 prints.  The first print costs the same to produce as the last print, thereby limiting the cost savings related to a long print run to merely purchasing power.  A second limitation relates to its production costs.  The primary materials used in the Giclée process materials, ink and printed surface, must be adjusted to work in the press.  Specifically, the ink must be refined to enable the ink to be sprayed through the jet nozzle and the printed surface must be treated to accept the ink, thereby raising materials costs on a per unit basis materially above other printing methods.  Lastly, Giclée printing does not offer the prospect of machine based texturing.

The Giclée printing market, like the art market as a whole, is highly fragmented, consisting principally of small companies with limited marketing capabilities.  As few barriers to entry to enter this business currently exist, the market is commoditizing rapidly.  Giclée printers who are extending their services to include warehousing, fulfillment, embellishing and framing are gaining market share.  Some recognized giclée printers include Harvest Productions in Anaheim, California, Hunter Editions in Kennebunk, Maine, Nash Editions in Manhattan Beach, California and Artisimo in Scottsdale, Arizona.

•

Serigraphy Printers – Serigraphy is one of the oldest forms of fine art printing.  Prior to the advent of giclée, it was the dominant method to reproduce fine art.  As a manufacturing process, serigraphy features successive screen printed inks until the original image is reproduced on a chosen surface.  Because each color is placed on the surface separately, a serigraph can require from 50 to 100 screens to reproduce the original image, making it cost prohibitive for most clients.

•

Serigraphy does possess manufacturing benefits for long print runs of greater than 250 prints.  Unlike giclée printing, it can achieve certain operating efficiencies once it amortizes its high pre-press costs.  For long print runs serigraphy can deliver a lower unit cost than giclée.  Additionally, serigraphy uses more ink than giclée thereby enabling the build-up of texture.

During the last five years, a number of serigraphy printers have transitioned from the business or downsized.  The last economic downturn drove the art market toward giclée resulting in the closings of serigraphy printers.  Most remaining serigraphy printers employ single station presses utilizing the traditional color matching approach.  Such assets and approach will not yield the pricing necessary to penetrate the mass art market.  Current serigraphy printers include Kolibri Art Studio in Torrance, California, and Golden Gate Editions in San Francisco, California.

•

Traditional Lithography Printers – The mass art market consists principally of off-set paper prints matted and framed behind glass.  Off-set printers distinguish their offerings based on the sophistication of their color management systems and their technology adoption rate relating to such capabilities as direct-to-plate and stochastic printing.  Direct-to-plate technology enables a lithography printer to lower its cost of operations and stochastic printing enables it to primarily improve quality.

•

Off-set printing offers operating efficiencies on long print runs.  The use of four-color process and inability to cost-effectively use spot color compromises quality.  Consequently, the achievable color gamut in off-set printing tends to be smaller than that of giclée and serigraphy printing.  Lastly, off-set printing does not possess texturing capabilities.  Some off-set printers and framers that use only lithographic prints include Colson Art Printing in Valdosta, Georgia, Art Editions in Columbus, Nebraska, and S2 Editions in Las Vegas, Nevada.

•

Non-Traditional Lithography Printers – An emerging class of lithographer is marketing a textured print through the use of vinyl or plastic to achieve desired aesthetics.  While these lithographs use different processes, manufacturers achieve the desired look by embossing a material (vinyl or plastic) that is thereafter mounted to the lithographic print.  The net result is a print with the appearance of brushstrokes.  We believe that the manufacturing processes for lithographs enjoy operating efficiencies similar to our manufacturing process.  The final product however compares unfavorably to our process in color vibrancy, authenticity of texture and overall appearance.  The lithograph manufacturing process can achieve the appearance of a higher pile height than our process.  Competitors in this space include Brushstrokes Fine Art in Richmond Hill, Ontario Canada and Mondial Art in Milano, Italy.

•

Foreign Original Art – Over the last few years, a new class of inexpensive art has appeared in the mass art market – Chinese factory art.  Chinese factory workers paint desired images by hand.  The main attribute of the art is its texture, in that it is in essence original art.  Its main limitations are its lack of integrity and consistency.  In a single shipment, a meaningful percentage of the product may be of such poor quality as to be unsaleable.  The art is anonymous, rendering any branding effort impossible.

It is difficult to estimate the growth of the foreign original art market segment, due in part to its highly fragmented and unorganized distribution system – as for example distributors selling from their vehicles.

Art Framers

These companies distinguish their offerings by the style and quality of frame, image selection, product availability and price.  These companies typically purchase art from an art publisher, bundle it with an internally manufactured or assembled frame and wholesale it to a retailer.  Given that framing has few technological barriers to entry, scale and purchasing power typically provide the sustainable competitive advantage.  Potential competitors in this space include Advanced Art in Dallas, Texas, Intercontinental Art in Compton, California, Crystal Art Gallery in Vernon, California, Classic Picture Co. in Hutchins, Texas, and The Picture Peddlar in Sylmar, California.

Art Publishers

An art publisher typically contracts with multiple contemporary artists to periodically release to the market a cohesive, trend-oriented, collection of prints.  The art publisher in many cases will license the images to complementary industries such as greeting cards, collectables, puzzles, rugs and wallpaper.  The art publisher will also produce and sell paper prints of the images to mass art framers.  Potential competitors in this space include Wild Apple in Woodstock, Vermont, Somerset House Publishing in Houston, Texas, Top Art in San Diego, California, Hadley House Publishing in Shakopee, Minnesota, and New York Graphic Society in Norwalk, Connecticut.

Product Development Process

There are three primary steps in the design, production and distribution of product in the art industry, traditionally incorporating three separate classes of companies – the art publisher, the printer and the framer.  The first step is product design.  Product design is the process of creating or licensing images directly from artists or art publishers that are considered to be desirable for the target demographic.  Art publishers represent the largest class of companies in this step in the production cycle.  The second step in the development of the product is production.  Production generally has two steps – printing and framing.  Art publishers will typically contract with lithography printers to produce the image on paper.  Once the lithography printers print the image, art publishers will typically offer the printed image to mass market framers who will frame the print to their desired specifications.  Once framed, the mass market framers will inventory, market and distribute the framed print to retailers or directly to consumers.

Our product development process is slightly different than the traditional process because we print (utilizing our patent pending technology), frame, inventory and distribute our product from our facility.  Historically, we have outsourced our product design to Applejack, an established art publisher, and outsource commodity oriented printing to established lithography printers.  Our contract with Applejack specified that Applejack will deliver exclusive, trend-oriented, marketable images to us periodically during the contract’s initial 10-month term, expiring at the end of 2006.  We have elected not to renew the contract with Applejack. Applejack received $10,000 per month during the term of the contract and will receive either 5% or 8% of the net wholesale price depending on the packaging of the product. In the future, we intend to recruit an experienced product designer who will develop our in-house product development organization.  Once an image has been designed, we will print, frame, inventory, market and distribute the product to the various selling channels discussed below.

Our Pricing and Marketing

Our target retail price for our premium products ranges from $100 to $500.  We also sell under a separate brand, Burke Street Studios, for retailers to sell in a range from $25 to $100.

	Silvergraph Print	Competitor Print
Description:	Fine art textured print	Non-textured print
Target Market:	Mass art market	Mass art market
Surfaces:	Canvas, Paper, Acrylic, Glass and others	Paper predominately, some canvas
Texture:	Extensive & Customizable	Very little. Processes include roller coat, vinyl and hand-applied
Framed:	Framed & Unframed	Framed & Unframed
Dimensions:	Multiple	Multiple
Imagery:	Library or Client Supplied	Library or Client Supplied
Wholesale Price:	$7.00 to $20.00 per sheet of 1000 sheet order of 28” x 40” dimension unframed depending on level of texture and surface.	$2.00 to $10.00 per sheet of 1000 sheet order of 28” x 40” dimension unframed.
Retail Price with identical frames:	$10 to $500	$10 to $500
Retailer Experience:	Textured product offered in a commoditized market; Higher gross margin, customizable branded product and marketing support	Commodity product

Sales Strategy

We intend to build a direct sales organization consisting of an accounts team and an indirect sales force comprised of independent sales representatives.  Initially, we will pursue three separate sales channels:

•

National Retail Accounts (Large Retail and Specialty Retail)

According to the Art,Wall Décor, Custom Framing & Picture Frame Market 2006 report, this group represented approximately 11.6% of the retail market for art with sales of $3.9 billion in 2005.  We do not intend to target the low-end discount retailers (TJMaxx, Burlington, Annas Linens, Value City), because such effort would undermine the credibility of our patent-pending product. .  At the high end (Neiman Marcus, The Bombay Company), our efforts will likely incorporate a broad array of configurations of our prints.  We will also support our clients with certificates of authenticity, artist biographies and point of sale materials, if any.

•

Custom Manufacturing

This group consists of a few large targets that either operate framing subsidiaries and consequently would have interest in purchasing prints only or desire to supply the intellectual property.  While small in number, they are large organizations capable of building significant programs.  The group consists of Home Interiors and Gifts in Carrollton, Texas, Walt Disney Studios, Hobby Lobby in Oklahoma City, Oklahoma and Michaels Arts & Crafts in Irving, Texas.

•

Home Furnishings Industry (including Interior Designers)

According to the Art & Wall Décor Report, as of 2002, the home furnishings industry had 4,643 home furnishing companies in the U.S. and Canada, of which only 23 chains operated more than 100 stores and where the top 100 companies had 41% of sales.  Over 2,000 home furnishing companies had three or more storefronts.  In 2005, this group represented the third largest distribution channel for art sales at 12.8% of the market or $4.3 billion .

Our sales effort will consist of independent sales individuals and organizations managed and supported by our home office.  We intend to hire new independent sales individuals and organizations regularly until we achieve sales coverage throughout North America, focusing our efforts first on the western half of the North America.  We will support each independent sales organization through regular training, information sharing, samples, collateral materials and, where appropriate, point of purchase displays.  We expect each new independent sales organization will require up to 6 months to reach satisfactory sales results.  Potential target independent sales organizations include One Coast Kennedy Home in Atlanta, Georgia, The Encore Group in Los Angeles, California, BF&A in Dallas, Texas and CMA in Los Angeles, California.

We intend to facilitate the sale to small and medium home furnishings companies by permitting odd-lot orders of select in-house imagery.  We expect this sales approach will allow for a slightly higher wholesale price while mitigating inventory risk for the operator.  Odd-lot sales require investing in inventory and accordingly we will manufacture in part to develop our inventory.  We will also support our clients with certificates of authenticity, artist biographies and point of sale materials.

•

Home-Based Businesses

In early 2007, we soft launched TxTura, our newly formed wholly owned subsidiary targeting the estimated 20 million home-based businesses in the United States.  TxTura’s objective is offer a compelling business opportunity to home based businesses to represent and sell our patent-pending products.  We developed a unique compensation structure, Internet-based tools and selling materials to support our representative’s sales efforts.  Further, we developed an exclusive line of limited edition prints to be marketed through the newly launched business.  We believe TxTura is complementary to our home furnishings and custom manufacturing efforts because it will not create confusion between and among our several sales channels.

In the future, we may pursue other avenues to market our products, including the following:

•

Direct-to-Consumer

•

Hospitality

•

Television

•

New Home Sales

•

Catalog

•

Cruise Lines

Manufacturing

We operate in two adjacent buildings with a total of a 20,700 square feet leased in Santa Fe Springs, California, approximately 15 miles south of Los Angeles, housing our pre-press, printing, framing and administrative departments.  We sublease an 11,550 square foot building from William W. Lee, our president and a director.  The term of this sublease is to expire on December 31, 2008.  Our current rent on this property is $.507 per square foot.  Our board has not made a determination as to whether we entered into this sublease with Mr. Lee on terms no less favorable than terms we could have obtained from unaffiliated third parties.  We leased the second adjacent 9,150 square foot building through our wholly-owned subsidiary, New Era, on August 28, 2004 for a term of three years.  Our current rent is $.67 per square foot.  We also sublease on a month-to-month basis approximately 4,575 square feet of space at $.67 per square foot to an unaffiliated business which has subleased the space for 20 months commencing October 1, 2004.

Our predecessor has operated as a printer in the current facility for more than 10 years.  We believe that the manufacturing plant is capable of printing up to 80,000 20”x24” premium prints per month assuming the staffing of a second shift with no additional material capital improvements   Further, we believe that the plant is capable of framing up to 10,000 24”x30” prints per month with the addition of a second shift with no additional material capital improvements.  We currently print approximately 5,000 24” x 36” prints per month.  While we believe our capital assets provide sufficient capacity for our immediate anticipated growth, we may from time to time purchase or lease new capital equipment where appropriate to meet anticipated growth in demand.  In addition to the current plant, we are exploring relationships with other domestic and foreign manufacturers to cost-effectively respond to potential demand increases.  Additionally, in the future we may acquire a mass art framer to provide additional framing capacity.

We maintain and operate multiple printing presses in our facility.  One of the presses is a unique multi-station press that we brought on-line in 2003.  This multi-station printing press is critical to our operations and incorporates portions of our patent pending technology as well as proprietary trade secrets.  To date, the multi-station press has operated at or above specifications without material unexpected stoppages.  In the future, any material unplanned stoppages of the multi-station press could have a material adverse impact on our operations.  As a precaution, we maintain certain spare parts at our facility for press failures and the manufacturer maintains domestic supply of the remaining parts.  In March 2003, Lee Graphic Technologies, Inc., a California corporation located in Santa Fe Springs, California and owned by William W. Lee, one of our directors and our president, entered into a 60 month capital lease related to the multi-station press with Interchange Equipment, Inc.  Interchange subsequently assigned this lease to The CIT Group.  Under the terms of the lease, Lee Graphic pays CIT Group $7,821 per month, and Lee Graphic has the right to purchase the multi-station press for $35,000 at the end of the 60 month term.  The capital lease has 21 months remaining as of June 2006.  Lee Graphic is not in default on its capital lease with CIT Group.  On March 15, 2005, we entered into a multi-year contract with Lee Graphic for exclusive use of the multi-station press pursuant to which we pay to Lee Graphic $8,000 per month and pay for all maintenance.  Our contract also specifies that at the end of the term of the capital lease, we will pay to Lee Graphic $35,000 which it shall use to exercise the purchase option and thereafter transfer ownership to us within five business days.

All of our raw materials, including frame molding, screen mesh, emulsion, staples and packaging materials are generally available and we source from multiple suppliers, except our proprietary inks and canvas.  Because our inks are proprietary, currently we sole source through TW Graphics in City of Commerce, California, although we are currently working towards adding a new vendor.  We also sole source our canvas through Worthen Industries in Nashua, New Hampshire, due to its superior printing characteristics.  Historically, we have not suffered inadequate access to raw materials.  Our relations with each supplier are good.

Revenue Concentration

Currently, we are highly dependent on one customer, Home Interiors & Gifts, located in Carrollton, Texas, which represented 70% and 66% of our revenue in 2006 and 2005.  We believe our relationship with the client is good and expect to grow the account.  We do not have a long-term contract with the client, and as such, the client could terminate the relationship at any time.  We intend to diversify the sources of our revenue through the release of our collection of images to the public as soon as practicable.

Product Returns and Warranties

To date, we have not experienced product returns once a retailer’s distribution center has accepted our product.  We currently anticipate that any products a retailer returns it will ship to our facilities in Santa Fe Springs, California.  We anticipate that we will either place the returned products into inventory or destroy them if not subject to repair.  To date, we have not provided warranties on our product, but may in the future determine some form of warranty is appropriate.  If we provide a warranty to the consumer, we have not yet determined its form or substance.

Intellectual Property

We are currently prosecuting Application No. PCT/US2005/028501, which describes and claims the mechanical deposit of ink to emulate hand painted original works of art.  This application claims priority to U.S. Provisional Patent Application Serial No. 60/600,192 filed on August 10, 2004.  The applications cover the process and technology used to mechanically deposit ink in a way that emulates hand-applied brushstrokes and other artistic techniques.

We believe that the applications do not infringe on issued patents owned by others.  We believe that if we fail to receive the patents, our operations will not be substantially, adversely affected.  In addition to the patents being sought, we maintain some crucial information about our products as trade secrets, which we closely guard.  Also, we believe that to reverse engineer some of our technology would take a substantial amount of time and expense.  The US PTO has not granted the patent(s) to date, and there can no assurance that the patent will be granted.

Government Regulation and Certification

The Southern California Air Quality Management District regulates us in accordance with the Los Angeles County and Santa Fe Springs, California environmental regulations.  We believe that we are in substantial compliance with all regulations concerning the manufacturing, shipping and labeling of wall art.

Employees

We currently have one part-time and eleven full-time employees.  We believe that our employee relations are good.  We intend to continue to conduct business primarily using our employees and consultants.  However, it is likely that some consultants will become employees in the future.  We believe that we will hire additional employees and consultants in the future as our operations grow.  We may outsource some activities, in whole or in part, such as manufacturing, telemarketing, public relations, pre-press, fulfillment, shipping, distribution, and image design and development.  We have no union employees.

Item 2.  Description of Property.

Our headquarters is located at 11919 Burke Street, Santa Fe Springs, California 90670-2507.  This property consists of two adjacent buildings with a total of 20,700 square feet.  William W. Lee, our president and a director, leased the original 11,500 square foot building located at 11919 Burke Street on July 26, 1993.  Mr. Lee extended the lease on December 30, 2003 for a term of five years, which shall expire on December 31, 2008.  We and New Era sublease this property from Mr. Lee through December 31, 2008.  Our current rent on that building is $0.507 per square foot, annualizing at $69,993.  Beginning January 1, 2007, our rent will increase to $.522  per square feet, equal to $72,072 per annum; and beginning January 1, 2008, our rent will increase again to $5.37 per square feet, equal to $74,151 per annum.  Additionally, we agreed under the sublease with Mr. Lee that we will grant to him a security interest in all of the assets of New Era for our failure to make payments under the sublease.  Our board has not made a determination as to whether we entered into this sublease with Mr. Lee on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our board has since adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

On August 28, 2004, we also leased, through our wholly-owned subsidiary, New Era, a 9,150 square foot building located at 11925 Burke Street, adjacent to the 11919 Burke Street property, which 11925 Burke Street property lease will expire on September 30, 2007.  Our current rent on that building is $0.67 per square foot, equal to $73,566 per annum.  In addition, Messrs. James R. Simpson, William W. Lee and James R. Martin, the directors and officers of New Era, serve as guarantors under this lease.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against the Company or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against the Company or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

On July 15, 2005, the National Association of Securities Dealers cleared our common stock for an unpriced quotation on the OTC Bulletin Board under the symbol “PSRV”.  Effective June 27, 2006, the NASDAQ approved the change of our symbol to “SVGI” to reflect our name change from Pinecrest Services, Inc. to Silvergraph International, Inc.  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  We must provide supplemental information to the NASD prior to the appearance of a priced quotation, a bid and/or offering price, on that system.

We are listed on the Over the Counter Bulletin Board under the symbol “SVGI.” As of March 13, 2007 there were 113 shareholders of record holding 36,000,015 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low

July 18 (First Avail.)	.25	.25	NONE	NONE
Thru Sept. 30

Oct. 3 Thru Dec. 30	1.01	.25	NONE	NONE

2006

Jan. 3 Thru Mar. 31	1.01	.25	NONE	NONE

Apr. 3 Thru June 30	1.29	.20	1.40	1.25

July 3 Thru Sept. 29	1.30	.80	1.40	1.10

Oct. 2 Thru Dec. 29	1.12	.77	1.20	1.10

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

a.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements made in this Form 10-KSB (the “Annual Report”) that are not historical or current facts are  "forward-looking  statements" made pursuant to the safe harbor  provisions of Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities  Exchange Act of 1934, as amended.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent our best judgment as to what may occur in the future.  These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate.   In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The words "we," "us," "our," and the "Company" refer to, unless otherwise indicated, Silvergraph International, Inc. and New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC). The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would  be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify  "forward-looking  statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and  uncertainties,  including  but not limited to: (a) our failure to implement  our  business  plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-KSB.

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

We derive a significant portion of our revenues from one customer, accounting for approximately 70% and 66% of total sales during the years ended December 31, 2006 and 2005.  The loss of all or a substantial portion of the business from this customer could have a material adverse effect on us.

In 2006 we expanded our operations, to meet increased demand from our existing clients and to develop product targeting the home furnishings market..  With respect to product development, we partnered with Applejack Art Partners, an art publishing company in Manchester, Vermont, to help develop and select new trend oriented images with the goal of releasing a series of exclusive art collections utilizing our patent pending technology. In December 2006, we soft launched our first exclusive art collection in the United States .

In 2007 and beyond, we will concentrate our efforts on fully developing the home furnishings vertical.  To support that effort, we have determined that we should develop an in-house product development and design organization to fully exploit the product capabilities we believe our patent-pending technology enables.  To that end, we do not intend to renew our contract with Applejack Art Partners and will recruit an experienced product designer to develop the in-house product development organization.  Lastly, in 2007, we launched a unique sales strategy through our newly formed, wholly owned subsidiary TxTura, Inc., a Nevada corporation (“TxTura”) TxTura will target the estimated 20 million home-based businesses in the U.S.  The objective of TxTura is to provide the home-based businesses a compelling business opportunity to sell our patent-pending products.  We believe select acquisitions will complement our plan to grow from internal operations and, as such, we may acquire or combine with one or more established framers or art publishers.  We intend to balance our domestic production with opportunities to source raw goods from domestic and foreign manufacturers, as appropriate, in order to maintain our competitive advantage.

Results of Operations

Years ended December 31, 2006 and 2005

Revenues.    Our revenues increased $129,476 or 18%, to $867,753 for the year ended December 31, 2006, as compared to $738,277 for the year ended December 31, 2005.  The increase in revenues was due primarily to the addition of new stock keeping units by our largest customer and by sales to new customers.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.  The gross profit for the year ended December 31, 2006 was $435,510, an increase of $158,379 or 57% as compared to $277,131 for the year ended December 31, 2005.  The gross profit for the year ended December 31, 2006 represented 50% of revenue for that same period as compared to the gross profit for the year ended December 31, 2005 which represented 38% of revenue for that same period.  The Company’s gross margin percentage in 2005 was significantly lower due to some low margin sales in the third quarter of 2005 due to aggressive pricing strategies employed by the Company to sell older inventory.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.  Operating expenses increased by $461,312 or 70% to $1,123,718 for the year ended December 31, 2006 versus $662,476 for the year ended December 31, 2005.  The operating expenses during the year ended December 31, 2006 represented 129% of revenue for that same period, versus the operating expenses for the year ended December 31, 2005 which represented 90% of revenue for that same period.  The increase in operating expenses was principally due to additional expenses incurred during 2006 associated with our share exchange with New Era, as well as the launching of new business initiatives subsequent to the share exchange.

Reorganization expenses.

We incurred $424,450 of expenses in conjunction with completing our share exchange during 2006.

Other income (expense).    Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $22,036 during the year ended December 31, 2006 versus other income of $31,224 during the year ended December 31, 2005.  This change was principally due to the additional debt incurred by the Company during 2006.

Liquidity and Capital Resources

We derived our primary source of funds during the year ended December 31, 2006 from the sale of additional equity and debt securities. Working capital as of December 31, 2006 was negative $375,901 as compared to negative working capital of $113,348 as of December 31, 2005. The cash balance at December 31, 2006 was $50,425 compared to $171,034 at December 31, 2005.

Net cash used in operating activities was $1,094,718 for the year ended December 31, 2006, as compared to $288,350 for the year ended December 31, 2005.  During each period presented, we used net cash principally to fund our net losses.

Net cash used in investing activities was $2,051 for the year ended December 31, 2006, as compared to $2,115 for the year ended December 31, 2005, which represented minor purchases of property and equipment.

Net cash provided by financing activities was $976,160 during the year ended December 31, 2006, as compared to net cash provided by financing activities of $327,758 for the year ended December 31, 2005. Net cash provided by financing activities during 2006 and 2005 was principally related to the sale of additional equity securities of $600,128 and $525,008, respectively, which was partially offset by a repurchase of membership units and principal payments on capital leases and distributions.  The Company also issued debt securities during the year ended December 31, 2006, netting proceeds of $605,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $2,300,000 at December 31, 2006.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2006 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next 12 months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this 12 month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Convertible Notes

On September 29, 2006 we issued 8.5% convertible PIK notes in the aggregate principal amount of $200,000 and warrants to purchase 88,000 shares of our common stock to five accredited investors. We issued the notes and warrants pursuant to subscription agreements with each investor. We used the proceeds of this financing for general working capital purposes.

On December 31, 2006 we issued 8.5% convertible PIK notes in the aggregate principal amount of $125,000 and warrants to purchase 55,000 shares of our common stock to two accredited investors. We issued the notes and warrants pursuant to subscription agreements with each investor. We used the proceeds of this financing for general working capital purposes.

The outstanding principal and interest on the notes are payable by us on or before August 31, 2008. The notes bear interest at a rate of eight and one half percent (8.5%) per annum. We will pay in kind quarterly all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. We will not pay any principal payments in cash prior to maturity unless we close any equity financing or financings with gross proceeds totaling at least $2,000,000 and the blended equity offering price is less than $0.45 per share.

Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into our common stock at a conversion price of $0.45 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the Note, however, shall never be adjusted to less than $0.01 per share.  If we engage in any equity based financing or a combination of equity financings with gross proceeds totaling at least $2,000,000, the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of our common stock five business days after the closing of such equity financing(s), provided, however, that if the blended per share purchase price of the securities purchased in such equity financing(s) is less than the conversion price, we have the option to redeem the outstanding principal and interest of the notes. If we do not elect to redeem the notes, the conversion price will be the price equal to a 10% discount to the equity offering price.

On March 31, 2007 we issued 8.5% convertible PIK notes in the aggregate principal amount of $390,000 and warrants to purchase 171,600 shares of our common stock to six accredited investors.  We issued the notes and warrants pursuant to subscription agreements with each investor.  We will use the proceeds of this financing for general working capital purposes.

The outstanding principal and interest on the notes are payable by us on or before August 31, 2008.  The notes will bear interest at a rate of eight and one half percent (8.5%) per annum.  We will pay in kind quarterly all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note.  All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness.  We will not pay any principal payments in cash prior to maturity unless we close any equity financing or financings with gross proceeds totaling at least $1,000,000 and the blended equity offering price is less than $0.22 per share.

Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into our common stock at a conversion price of $0.22 per share.  In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the Note, however, shall never be adjusted to less than $0.01 per share.  If we engage in any equity based financing or a combination of equity financings with gross proceeds totaling at least $1,000,000, the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of our common stock five business days after the closing of such equity financing(s), provided, however, that if the blended per share purchase price of the securities purchased in such equity financing(s) is less than the conversion price, we have the option to redeem the outstanding principal and interest of the notes.  If we do not elect to redeem the notes, the conversion price will be the price equal to a 10% discount to the equity offering price.

On January 22, 2007 we entered into an agreement with RJ Falkner & Company, Inc. for a period of at least one year whereby RJ Falkner & Company, Inc. will provide investor relations support to the Company beginning February 1, 2007.  The agreement requires the Company to pay a cash retainer of $3,000 per month in advance and to cover expenses.  Further, the Company shall issue a total of 56,250 shares of its restricted common stock to R. Jerry Falkner in installments of 18,750 shares every three months until paid in full.  The agreement allows the Company to halt issuance of future stock grants by agreeing to increase the monthly retainer to $5,000.  The Company also agreed to issue R. Jerry Falkner a ten-year stock option to purchase 100,000 shares of the Company’s restricted common stock with an exercise price of $0.72 per share.

The agreement carries registration rights for the common stock to be issued whereby the Company agreed to register the shares with the Securities and Exchange Commission within 24 months of the start date of the agreement.  Should the Company fail to register the shares, the previously granted option shall become a cashless exercise option.

Warrant

As of the date of this report, in addition to the outstanding warrants related to the convertible notes, we have an outstanding warrant to purchase a total of 488,170 shares of common stock, at a weighted average exercise price of $0.139 per share.  New Era issued this warrant to our chief financial officer, Gary Freeman on June 12, 2006, which is to expire on January 26, 2011.  This warrant contains anti-dilution provisions providing for adjustments of the exercise price and the number of shares of common stock underlying the warrant, registration rights and piggy-back registration rights.  In addition, under the warrant we may cancel Mr. Freeman’s right to exercise up to 50% of the shares of our common stock in the event that he or Bandari Beach Lim & Cleland LLP, of which Mr. Freeman is a partner, cancels a letter of understanding between Bandari and New Era for reasons not involving nonpayment of fees to Bandari, material adverse alteration of Mr. Freeman’s duties as chief financial officer, breach, fraud or other designated reasons.  Our right to cancel up to 50% of Mr. Freeman’s exercise rights underlying the warrant was to decrease ratably each month beginning July 1, 2006 and ending June 30, 2007, at which time we would no longer have had the ability to cancel any percentage of Mr. Freeman’s exercise rights.  Based upon a subsequent amendment to such agreement, our right to cancel Mr. Freeman’s exercise rights has expired.

Registration Rights

Our chief financial officer, Gary Freeman, holds a warrant to purchase 488,170 shares of our common stock.  If we determine to file a registration statement with the Securities and Exchange Commission, Mr. Freeman has the right, pursuant to a registration rights agreement between New Era and Mr. Freemen, to have the shares issuable upon the exercise of the warrant included in the initial registration statement.  In addition, if New Era determines to prepare and file a registration statement relating to an offering for its own account, Mr. Freeman may have his shares registered under that registration statement.

The shares of common stock underlying the PIK convertible notes described above and the shares of common stock underlying the warrants issued pursuant to the PIK notes also carry registration rights whereby upon completion of the current offering the Company is obligated to file a registration statement within 120 days.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Although seasonality has not historically been material, we believe that as our business expands, seasonality will begin to affect our quarterly results of operations.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material on its consolidated results of operations, financial position, or cash flows

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of operations, financial position, or cash flows.

RISK FACTORS

The business, financial condition and operating results of Silvergraph International could be adversely affected by any of the following factors, in which event the value of the equity securities of Silvergraph International could decline, and investors could lose part or all of their investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to management, or that management currently thinks are immaterial, may also impair future business operations.  For purposes of the discussion of the following risk factors, references to “we” and “our”  shall include, unless otherwise indicated, Silvergraph International, Inc. as well as New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC) as it existed prior to the share exchange.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. In addition, our independent registered public accountants have raised substantial doubts in connection with their opinion related to our audited financial statements as to our ability to continue as a going concern.  Specifically, in order to continue as a going concern we will need to raise additional funds to:

•

support our planned growth and carry out our business plan;

•

address competing technological and market developments; and

•

market and develop our wall art products.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses and nominal operating results.

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through December 31, 2006, incurred aggregate net losses of approximately $2,259,628 from operations.   We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We can give no assurance that we will be able to operate on a profitable basis which may lead to the entire loss of an investment in our common stock.

Due to the nature of our business and the early stage of our development, an investment in our securities is highly speculative. We are in the business of developing and distributing wall art.  The success of our business will depend on our ability to introduce and sell our wall art products to consumers, develop new product extensions and applications, and raise additional capital for operations, future expanded marketing and further product development. We have focused much of our business on developing and refining our patent-pending technology.  We are currently prosecuting a patent application to protect our proprietary intellectual property, which to date we have not received patent approval.  We have not realized a profit from our operations and there is little likelihood that we will realize any profits in the short or medium term.  In addition, our independent registered public accountants have raised substantial doubts in connection with their opinion related to our audited financial statements as to our ability to continue as a going concern.

We expect to continue to incur development and operating costs.  Consequently, we expect to incur operating losses and negative cash flows until our wall art products gain market acceptance, if ever, sufficient to generate a sustainable level of income.

If we are unable to develop market share and generate significant revenues from the commercialization or licensing of our technology, then our business may fail.

Our failure to compete effectively and generate income through the commercialization of our products may adversely affect our ability to generate revenue.  We are introducing our wall art products essentially as new products to an untested consumer market.  We do not know whether our products will generate widespread acceptance. If consumers do not purchase our products, we will not be profitable subjecting our investors to a loss of their investment.  Our competitors may develop or utilize similar technologies, which will enable them to compete directly against us.  Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours.  Some of our competitors may conduct more extensive promotional activities and offer lower commercialization costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share.  Increased competition in the wall art industry may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business.  In the future, we may need to decrease our prices if our competitors lower their prices.  Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.  Such competition will potentially affect our chances of achieving profitability.

Our inability to complete our product development activities successfully may severely limit our ability to operate and finance operations.

Commercialization of our wall art products will require additional research and development.  We believe that the United States, Canada and Mexico will be our principal markets for our products, although we may elect to expand into Western Europe and elsewhere.  We may not be able to successfully market our products.  We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology.  Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issues delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

We hold no patents on our proprietary technology and if we are not able to protect our proprietary technology, we may lose our competitiveness and suffer a material adverse effect.

We currently have one provisional patent application for our technologies. We rely on this provisional patent application and trade secrets to protect our proprietary intellectual property.  While we believe that we have adequately protected our proprietary technology, and we intend to take all appropriate and reasonable legal measures to protect it in the future, the use of our technology by a competitor could have a material adverse effect on our business, financial condition and results of operations. Furthermore, regulatory authorities may not grant us patents on our provisional or future patent applications.  Also, the scope of any future patent may not be sufficiently broad to offer meaningful protection.  In addition, third parties may successfully challenge, invalidate or circumvent patents granted to us so that such patent rights may not create an effective competitive barrier.  Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or our competitors may independently develop similar technology. Competitors may discover novel uses, develop similar or more marketable technologies or offer services similar to our services at lower prices. We cannot predict whether our technologies and services will compete successfully with the technologies and services of existing or emerging competitors.

We may become subject to intellectual property litigation which may be time-consuming and costly.

Our success depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others.  Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which may prohibit or limit our ability to market our products or maintain a competitive position.  In addition, we may need to bring legal claims to enforce or protect our own intellectual property rights.  In the event of an intellectual property dispute, we may have to litigate.  Regardless of whether we are successful, intellectual property litigation, including claims against us lacking merit, may be time-consuming, costly and may divert our attention from developing and marketing our products.  An adverse outcome could subject us to significant liabilities to third parties, result in the loss of goodwill associated with our business or force us to alter, curtail or cease the development and commercialization of our products and technology.

Our current or future manufacturers could fail to fulfill our orders for certain materials  which would disrupt our business, increase our costs and could potentially cause us to lose our market.

Because our inks are proprietary, we will initially depend on one manufacturer in California to produce and supply our inks.  In addition, we also will initially depend on one manufacturer in New Hampshire to produce and supply our canvases.  There is a potential that these two manufacturers will not be able to produce our inks and canvasses in a timely manner or in sufficient volumes.  These manufacturers may also fail to produce the inks and canvasses to our specifications or in a workmanlike manner and may not deliver them on a timely basis.  We are in the process of identifying other manufacturers to assure us of alternative sources of supply.  Any change in manufacturers could disrupt our business due to delays in finding a new manufacturer, providing specifications and testing initial production.

Our board has not made a determination of fairness regarding related-party transactions.

We currently lease equipment from Lee Graphic Technologies, Inc., a company owned by William Lee, one of our directors and our president.  We pay to Lee Graphic $8,000 per month and pay all maintenance.  Lee Graphic leases the equipment, pursuant to a capital lease with CIT Group.  The capital lease has 21 months remaining.  Lee Graphic pays CIT Group $7,821 each month.

In addition, we and New Era sublease from William W. Lee, our president and a director, an 11,500 square foot building located at 11919 Burke Street, Santa Fe Springs, California 90670-2507.  We currently pay to Mr. Lee $5,832.75 per month, which is approximately $.507 per square foot, equal to 69,993 per annum.  Under the terms of Mr. Lee’s lease with the lessor, an unaffiliated party, he pays the same amount per month.  Beginning January 1, 2007, Mr. Lee’s rent will increase to $.522  per square feet, equal to $72,072 per annum; and beginning January 1, 2008, Mr. Lee’s rent will increase again to $5.37 per square feet, equal to $74,151 per annum.    Our rent under the sublease will increase in the same amount as will Mr. Lee’s under his lease.  Mr. Lee is not in default on his lease.  In addition, we agreed under the sublease with Mr. Lee that we will grant to him a security interest in all of the assets of New Era for our failure to make payments under the sublease.

The Edward Brian O’Dwyer Separate Property Trust, one of our shareholders, loaned to New Era Studios, Inc., our wholly-owned subsidiary, $280,000 in June 2006. In consideration of this loan, New Era issued a promissory note on June 23, 2006 to and in favor of the O’Dwyer trust in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by New Era on September 23, 2006.  New Era issued a second amended and restated promissory note on September 27, 2006 to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The O’Dwyer trust did not, pursuant to the terms of the amended and restated note, elect to require New Era to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by New Era’s issuance of a third amended and restated promissory note on December 31, 2006.  The third amend and restated note extends the maturity date of the note from December 31, 2006 to June 30, 2007.

Our board has not made a determination as to whether the related-party transactions described above were made on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our board has adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

The loss of our business with Home Interior & Gifts will result in reduced revenues for us that we may not be able to replace.

Currently, we are highly dependent on one customer, Home Interiors & Gifts, located in Carrollton, Texas.  This customer represented 70% of our revenue in 2006.  We do not have a long-term contract with the client, and as such, the client could terminate the relationship at any time.  In the event that we lose this customer, we may be unable to replace in whole or in part the lost revenue generated from that customer and necessarily the net income received therefrom.   To date, we have not consummated a contract with any new customers who generate significant revenue and income for us, but we intend to diversify the sources of our revenue through the release of our exclusive collection of images to the public as soon as practicable.

Our marketing strategies may not be successful which would adversely affect our future revenues and profitability.

Our revenues and future depend on the successful marketing of our wall art products.  We cannot assure you that consumers will have an interest in our products. We initially plan to use direct marketing to sell our products via television commercials, magazine and newspaper advertising and the Internet.  Our commercials may not generate sufficient revenue to continue to air them.  If our marketing strategies fail to attract customers, our product sales will not produce future revenues sufficient to meet our operating expenses or fund our future operations resulting in the potential failure of our business.

If we fail to effectively manage growth and the commercialization of our wall art products, we may harm our future business results and we may strain our managerial and operational resources.

As we proceed with the development of our technology and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business.  We will need to add staff to market our products and services, manage operations, handle sales and marketing efforts and perform finance and accounting functions.  We anticipate that we will need to hire additional personnel in order to successfully advance our operations.  This growth is likely to place a strain on our management and operational resources.  The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Our failure to retain key personnel may result in our inability to manage and implement our business plan.

The departure of any of our management or any significant technical personnel or consultants we hire in the future, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and our ability to market our existing wall art products and to develop new technologies to improve our products.

We are highly dependent upon our management personnel such as James R. Simpson, William W. Lee and James R. Martin because of their experience developing and marketing wall art products.  The loss of the services of one or more of these individuals may impair our ability to operate. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person.

Investors in our common stock may suffer future dilution from warrant exercises.

Future dilution to our shareholders may occur from warrant exercises. To date, we have granted warrants to purchase 488,170 shares of our common stock to our chief financial officer and granted warrants to purchase 143,000 shares of our common stock to investors in the convertible note offering.  These warrants contain an exercise price below the current market price for the common stock together with registration rights.

If we issue additional shares in the future, it will result in dilution for our existing shareholders.

Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock.  Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future.  The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock.  If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders.

The Securities and Exchange Commission's penny stock regulations may restrict trading of our stock, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  The penny stock rules, which initially govern our securities, impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual incomes for the last two years and anticipated incomes for this year exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  A broker-dealer must provide to a customer orally or in writing the bid and offer quotations, and the broker-dealer and salesperson compensation information prior to effecting the transaction.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the penny stock rules, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our stock and may have an adverse effect on the market for our shares.

Our common stock is illiquid and factors unrelated to our operations may negatively impact the price of our common stock.

Our common stock currently trades on a limited basis on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There can be no assurances that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position
James R. Simpson	38	Chief Executive Officer, Secretary and Director
William W. Lee	56	President and Director
James R. Martin	46	Vice President – Sales and Marketing, Treasurer and Director
Gary Freeman	39	Chief Financial Officer
Evan Levine	41	Director
Gary R. Martin	57	Director

Our directors and officers

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

James R. Simpson became the chief executive officer, secretary and a director of Silvergraph International in June 2006.  Mr. Simpson has also served as the chief executive officer and a director of New Era since its inception in June 2006.  As one of the founding members of Silvergraph LLC, Mr. Simpson formulated our strategic direction, namely gallery quality prints at decor prices.  Prior to founding Silvergraph LLC, where his wholly-owned entity served as one of the Silvergraph LLC managers from April 2005 until Silvergraph LLC’s merger into New Era, Mr. Simpson was a founding member of Brown Simpson Asset Management, LLC, a $450 million New York based private equity investment organization.  During his 6-year tenure through 2001, he was responsible for over $250 million in private investment in domestic technology companies.  From 1999 to 2001, Mr. Simpson served as a director of Pointconnect Inc., a technology services company targeting the financial services industry.  Mr. Simpson has over 12 years of investment banking, private equity, legal and senior corporate management experience.  Mr. Simpson received a B.A. from the University of Colorado, Boulder and a J.D. from California Western School of Law in San Diego, California where he served as managing director of the law review.

William W. Lee  became the president and a director of Silvergraph International in June 2006.  Mr. Lee has also served as the president, treasurer and a director of New Era since its inception in June 2006.  A wholly-owned entity of Mr. Lee served as one of the Silvergraph LLC managers from April 2005 until the merger of Silvergraph LLC into New Era.  He possesses over 30 years of experience in the screen-printing industry, with technical proficiency in art manufacturing from film processing through volume production and quality control.  Mr. Lee developed all of our patent-pending and proprietary technologies related to pre-press and press operations.

James R. Martin became the vice president of sales and marketing, the treasurer and a director of Silvergraph International in June 2006.  Mr. Martin has also served as the secretary and a director of New Era since its inception in June 2006.  A wholly-owned entity of Mr. Martin served as one of the Silvergraph LLC managers from April 2004 until its merger into New Era in 2006.  Mr. Martin has over 20 years of direct sales experience building and managing accounts ranging from individual companies to multi-million programs at Fortune 500 corporations.  Products and systems sold range from standard business forms and commercial 4-color process printing to advanced point-of-purchase designs and full in-store signage programs.  Mr. Martin received a B.A. in Marketing from San Diego State University.  Mr. James Martin is the brother of Mr. Gary Martin, who serves as a director of Silvergraph International.

Gary Freeman became the chief financial officer of Silvergraph International in June 2006 and of New Era since its inception in June 2006.  He serves as chief financial officer on a part-time consultative basis pursuant to a letter of understanding between Bandari, Beach, Lim & Cleland and New Era.  Mr. Freeman has been a partner in Bandari, Beach, Lim and Cleland’s Audit and Accounting services division since September 2005.  Mr. Freeman has over 15 years in the accounting profession, including ten years with BDO Seidman, LLP from 1990 to 2000 where as a partner he served on the firm’s ten person Strategic Planning Committee.  Mr. Freeman also currently serves on the Board of Directors of Blue Holdings (BLUE) and GVI Security Solutions, Inc. (GVSS.OB).  Mr. Freeman is a certified public accountant licensed in California and he received a Bachelors of Business Administration from the University of Notre Dame.

Evan Levine became a director of Silvergraph International in June 2006.  Mr. Levine has over 18 years of investment banking, venture capital, institutional trading, arbitrage dealing, and senior corporate management experience.  Mr. Levine has served as the chief executive officer and president since September 2004 and a director since October 2002 of Adventrix Pharmaceuticals, Inc., a biopharmaceutical research and development company.  From 1997 through 2001 Mr. Levine was a Managing Principal and Portfolio Manager for Brown Simpson Asset Management, LLC, a $450 million New York based private equity investment organization.  In addition, Mr. Levine is the Managing Member of Mark Capital LLC, a venture capital fund specializing in technology and biotechnology investments.  Mr. Levine received his B.A. in Economics and Finance from Rutgers University and has completed graduate coursework for his MBA at New York University's Stern School of Business.

Gary R. Martin became a director of Silvergraph International in June 2006.  Mr. Martin founded TMC Management Corporation in 1982, which provides professional management of multi-family investment properties, and has served as its president and a director since May 1994.  In addition, Mr. Martin has been a member of the Board of Governors of the Truck Insurance Exchange (Farmers Insurance Group of Companies) since March 2003.  Mr. Martin received a B.S. in Business Administration from the California State University at Long Beach.

Board of Directors

The Board of Directors manages our business.  The number of directors is currently fixed at five.  The initial terms of office of our directors will expire upon the election and qualification of directors at the annual meeting of stockholders held following the calendar year ending December 31, 2006.  All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

Committees of the board of directors

Pursuant to our bylaws, our board of directors may establish committees from time to time as it deems appropriate.  Our board of directors has established an audit committee, a nominating committee and a compensation committee.  The membership and function of the committees are described below.

Audit Committee.  The board of directors established its audit committee and approved the Audit Committee Charter in June 2006.  This committee reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including recommendations of our independent auditors, the scope of the annual audits, the performance of our independent auditors and our accounting practices.  The members of the audit committee are Evan Levine, Gary R. Martin and James R. Simpson.  Mr. Levine is the chairman of the audit committee, and he qualifies as an audit committee financial expert as defined under the Securities and Exchange Commission rules.  The initial members of the committee described above do not satisfy the independence and financial literacy requirements of applicable laws and regulations and rules of the NASDAQ Stock Market, the Securities Exchange Act of 1934, and the rules and regulations of the Securities and Exchange Commission.  By June 26, 2007, our board of directors or its nominating committee will appoint members to replace the initial members, each of whom will satisfy such independence and financial literacy requirements.

Nominating Committee.  The board of directors established the nominating committee and approved the Nominating Committee Charter in June 2006.  This committee recommends to the board of directors, as well as reviews and evaluates, nominees for directors, members of committees and proposed changes to the board of directors concerning the responsibilities and composition of the board of directors and its committees.  The nominating committee also reviews and evaluates proxy materials submitted by the shareholders.  The members of the nominating committee are William W. Lee, Evan Levine and Gary R. Martin.  Mr. Lee is the chairman of the nominating committee. The initial members of the committee described above do not satisfy the independence requirement of applicable laws and regulations and rules of the NASDAQ Stock Market, the Securities Exchange Act of 1934, and the rules and regulations of the Securities and Exchange Commission.  By June 26, 2007, our board of directors or its nominating committee will appoint members to replace the initial members, each of whom will satisfy such independence requirement.

Compensation Committee.  The board of directors established the compensation committee and approved the Compensation Committee Charter in June 2006. This committee determines the salaries and benefits, including stock option grants for our employees, consultants, directors and other individuals. The compensation committee also administers our compensation plans. The members of the compensation committee are Evan Levine, Gary R. Martin and James R. Martin.  Mr. James R. Martin is the chairman of the compensation committee.  The initial members of the committee described above do not satisfy the independence requirement of applicable laws and regulations and rules of the NASDAQ Stock Market, the Securities Exchange Act of 1934, and the rules and regulations of the Securities and Exchange Commission.  By June 26, 2007, our board of directors or its nominating committee will appoint members to replace the initial members, each of whom will satisfy such independence requirement.

To the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1) has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity.

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board and Committee Meetings

In the fiscal year ended December 31, 2006, the board of directors of the Company met three times and acted by written consent once. There are no standing committees of the board of directors.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2006 and 2005.  The following table summarizes all compensation for fiscal years 2006 and 2005 received by our Chief Executive Officer or President, and all officers who earned more than $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

April L. Marino Former President (1)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Anthony S. Clayton Former Secretary & Treasurer (2)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James R. Simpson Chief Exec. Officer & Secretary	2006	81,375	-0-	-0-	-0-	-0-	-0-	-0-	81,375

William W. Lee President	2006	81,375	-0-	-0-	-0-	-0-	-0-	-0-	81,375

Gary Freeman Chief Financial Officer	2006	76,786	-0-	-0-	67,855	-0-	-0-	-0-	144,641

James R. Martin VP Sales & Marketing	2006	81,375	-0-	-0-	-0-	17,756	-0-	-0-	99,131

(1)  Due to the fact that Silvergraph International had minimal operations prior to the share exchange, Ms. Marino did not receive any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years.  Ms. Marino resigned as president in June 2006.

(2)  Due to the fact that Silvergraph International had minimal operations prior to the share exchange, Mr. Clayton did not receive any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years.  Mr. Clayton resigned as secretary and treasurer in June 2006.

(3)  Mr. Freeman became the chief financial officer of Silvergraph International in June 2006 and the chief financial officer of New Era in January 2006.  In addition to Mr. Freeman’s salary, the Company granted Mr. Freeman a warrant in June 2006 pursuant to which he may acquire 488,170 shares of our common stock upon its exercise. The warrants are exercisable at a weighted average exercise price of $0.139 per share, are fully vested and will expire on January 26, 2011.  Subsequent to December 31, 2006, the Company amended its agreement with Mr. Freeman to provide the following:

1.

The Company will be billed $5,000 per month for services performed by Mr. Freeman in his capacity of Chief Financial Officer for the Company,

2.

The Company’s right to cancel 50% of the warrant previously issued to Mr. Freeman is hereby null and void.

Except for the warrant granted Mr. Freeman, there were no outstanding stock or option awards granted to our executive officers during the last fiscal year.

Director Compensation

None.

Stock Option Plan

Our Board of Directors approved a stock option plan on June 26, 2006.  The purpose of the 2006 stock option plan is to promote our interests by attracting key employees and directors, providing each of our key employees and directors with an additional incentive to work to increase the value of our common stock and providing key employees and directors with a stake in our future, which corresponds to the stake of the stockholders.  Our Board has reserved for issuance a total of 1,000,000 shares of common stock under the 2006 stock option plan.  We have not granted any options to date.  Our Board in approving the 2006 stock option plan has recommended that the shareholders approve this 2006 stock option plan.  We anticipate that a majority of our shareholders will approve this 2006 stock option plan by written consent.  Assuming the execution of a written consent by a majority of our shareholders, we intend to file an information statement with the Securities and Exchange Commission to reflect this written consent, followed by the delivery of the information statement to our shareholders.

Each stock option granted under the 2006 stock option plan will entitle the holder to purchase the number of shares of common stock specified in the grant at the purchase price specified.  The 2006 stock option plan authorizes the Compensation Committee to grant:

•

incentive stock options within the meaning of Section 422 of the Internal Revenue Code to key employees, and

•

non-qualified stock options under the Internal Revenue Code to key employees or non-employee directors.

If an option granted under the 2006 stock option plan expires, is cancelled or is exchanged for a new option before a holder exercises the option in full, the shares reserved for the unexercised portion of the option will become available again for use under the 2006 stock option plan. Shares underlying an option that a holder surrenders and shares used to satisfy an option price or withholding obligation will not again become available for use under the 2006 stock option plan.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

New Era and Mr. Simpson are parties to an employment agreement governing his employment with New Era.  This agreement provides that Mr. Simpson will receive an annual base salary of $82,000.  Pursuant to the terms of this agreement, Mr. Simpson’s base salary will increase to $120,000 per annum, at such time as we are able to raise a minimum of $1,500,000 in new capital.  The agreement shall expire in June 2011; provided, however, that our Board of Directors may extend the five year term of this employment agreement by one year at each meeting of our Board of Directors immediately following the annual meeting of the stockholders beginning in 2007 and ending in 2011.

New Era and Mr. Lee are parties to an employment agreement governing his employment with New Era.  This agreement provides that Mr. Lee will receive an annual base salary of $82,000.  Pursuant to the terms of this agreement, Mr. Lee’s base salary will increase to $120,000 per annum, at such time as we are able to raise a minimum of $1,500,000 in new capital.  The agreement shall expire in June 2011; provided, however, that our Board of Directors may extend the five year term of this employment agreement by one year at each meeting of our Board of Directors immediately following the annual meeting of the stockholders beginning in 2007 and ending in 2011.

New Era and Mr. James R. Martin are parties to an employment agreement governing his employment with New Era.  This agreement provides that Mr. Martin will receive an annual base salary of $82,000.  Pursuant to the terms of this agreement, Mr. Martin’s base salary will increase to $120,000 per annum, at such time as we are able to raise a minimum of $1,500,000 in new capital.  In addition, this agreement provides that Mr. Martin will receive a signing incentive of $27,000 as well as a commission on the gross sales of New Era.  Mr. Martin shall receive a 5% commission on all gross sales of New Era until we fully pay the signing incentive, at which time the commission percentage becomes 2.5% on all future gross sales.  In 2006, Mr. Martin received $8,878 in signing incentive payment.   The agreement shall expire in June 2011; provided, however, that our Board of Directors may extend the five year term of this employment agreement by one year at each meeting of our Board of Directors immediately following the annual meeting of the stockholders beginning in 2007 and ending in 2011.

Each employment agreement provides that in the event that we terminate the executive without cause or if the executive resigns for certain designated reasons, the executive retains his monthly base salary for twenty-four (24) months after the month of termination and payment thirty (30) days after termination of any incentive bonus for measurement periods already ended at the date of termination.  The executive shall also be entitled to receive benefits from Silvergraph International for eighteen (18) months following such termination.  Each of these employment agreements provides for a reduction in severance pay in the event that the executive earns any base compensation from another employer during the period of base salary continuation.

New Era and Bandari Beach Lim & Cleland LLP are parties to a letter of understanding governing Gary Freeman’s employment on a part-time basis as the chief financial officer with New Era.  Pursuant to this letter of understanding, New Era granted to Mr. Freeman a warrant to purchase 3.375 shares of New Era common stock; provided, however, that New Era retains the right to cancel Mr. Freeman’s right to exercise up to 50% of the shares underlying the warrant in the event that Bandari or Mr. Freeman cancel the letter agreement for reasons not involving nonpayment of fees to Bandari, material adverse alteration of Mr. Freeman’s duties as chief financial officer, breach, fraud or other designated reasons.  Our right to cancel up to 50% of Mr. Freeman’s exercise rights underlying the warrant will decrease ratably each month beginning July 1, 2006 and ending June 30, 2007, at which time we will no longer have the ability to cancel any percentage of Mr. Freeman’s exercise rights.  Based upon a subsequent amendment to such agreement, our right to cancel Mr. Freeman’s exercise rights has expired.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 13, 2007, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 36,000,015 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owner	Beneficial Ownership (1)	of Class (2)

Common	James R. Simpson * (3)	8,100,001	22.50%

Common	William W. Lee * (4)	8,100,001	22.50%

Common	James R. Martin * (6)	2,600,679	7.22%

Common	Gary Freeman * (7)	488,170	1.34%

Common	Evan Levine * (5)	4,816,608	13.38%

Common	Gary R. Martin * (8)	481,661	1.34%

Common	Hock-Simpson, LLC (3) 53 Coronado Pointe Laguna Niguel, CA 92677	8,100,001	22.50%

Common	Lion’s Head Capital, LLC (4) 8506 California Ave. Whittier, CA 90605	8,100,001	22.50%

Common	Mark Capital, LLC (5) 5173 Seagrove Place San Diego, CA 92130	4,816,608	13.38%

Common	Winosaco, LLC (6) 1493 Glencrest Dr. San Marcos, CA 92078	2,600,679	7.22%

Common	Robert J. Neborsky, M.D. Inc. Combination Retirement Trust 317 14th Street Del Mar, CA 92014	2,241,436	6.23%

Total Officers and Directors As a Group (6 People)		24,587,120	67.38%

(*) Officer and/or director.  Address 1191 Burke Street, Santa Fe Springs, CA 90670-2507.

(1)  We have obtained information with respect to beneficial ownership from our shareholder records and from information provided by shareholders.

(2)  The percentages are determined on the basis of 36,000,015 shares of common stock outstanding.  The percentages determined for Gary Freeman and for all directors and officers as a group, are determined on the basis of 36,488,185 shares of common stock, which takes into consideration the number of shares of common stock that Gary Freeman may acquire within 60 days upon the exercise of an outstanding warrant to purchase 488,170 shares of our common stock.

(3)  As the sole member of Hock-Simpson, James R. Simpson has the sole voting and investment power of the shares of common stock held by Hock-Simpson.  Thus, Mr. Simpson is deemed to be the beneficial owner of the 8,100,001 shares of common stock held by Hock-Simpson.

(4)  As the sole member of Lion’s Head, William W. Lee has the sole voting and investment power of the shares of common stock held by Lion’s Head.  Thus, Mr. Lee is deemed to be the beneficial owner of the 8,100,001 shares of common stock held by Lion’s Head.

(5)  As the sole member of Mark Capital, Evan Levine has the sole voting and investment power of  the shares of common stock held by Mark Capital.  Thus, Mr. Levine is deemed to be the beneficial owner of the 4,816,608 shares of common stock held by Mark Capital.

(6)  As the sole member of Winosaco, James R. Martin has the sole voting and investment power of the shares of common stock held by Winosaco.  Thus, Mr. Martin is deemed to be the beneficial owner of the 2,600,679 shares of common stock held by Winosaco.  (7)  The principal address for Robert J. Neborsky, M.D. Inc. Combination Retirement Trust is 317 14th Street, Del Mar, California 92014.

(7)  Includes 488,170 shares of common stock issuable upon the exercise of an outstanding warrant granted to Mr. Freeman.

(8)  Includes 481,661 shares of common stock owned by First Regional Bank, FBO Gary R. Martin Sep/IRA for which Mr. Gary R. Martin is the custodian and beneficial owner of substantially all of the common stock.  The principal address for First Regional Bank, FBO Gary R. Martin Sep/IRA is 5950 LaPlace Court, Suite 160, Carlsbad, California 92008.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

In March 2003, Lee Graphic Technologies, Inc., a California corporation located in Santa Fe Springs, California and owned by William W. Lee, one of our directors and our president, entered into a 60 month capital lease related to the multi-station press with Interchange Equipment, Inc.  Interchange subsequently assigned this lease to The CIT Group.  Under the terms of the lease, Lee Graphic pays CIT Group $7,821 per month, and Lee Graphic has the right to purchase the multi-station press for $35,000 at the end of the 60 month term.  The capital lease has 21 months remaining as of June 2006.  Lee Graphic is not in default on its capital lease with CIT Group.  On March 15, 2005, we entered into a multi-year contract with Lee Graphic for exclusive use of the multi-station press pursuant to which we pay to Lee Graphic $8,000 per month and pay for all maintenance.  Our contract also specifies that at the end of the term of the capital lease, we will pay to Lee Graphic $35,000, which it shall use to exercise the purchase option and thereafter transfer ownership to us within five business days.

On July 26, 1993, Mr. Lee leased a 11,500 square foot property located at 11919 Burke Street, Santa Fe Springs, California 90670-2507.  Pursuant to this lease, Mr. Lee currently pays to the lessor, an unaffiliated party, $5,832.75 per month, which is approximately $.507 per square foot, equal to 69,993 per annum.  Beginning January 1, 2007, Mr. Lee’s rent will increase to $.522  per square feet, equal to $72,072 per annum; and beginning January 1, 2008, Mr. Lee’s rent will increase again to $5.37 per square feet, equal to $74,151 per annum.    Mr. Lee is not in default on this lease.  We and New Era entered into a sublease with Mr. Lee for this property, pursuant to which we pay Mr. Lee $5,832.75 per month, which is the same amount Mr. Lee currently pays under his lease.  In addition, our rent under the sublease will increase in the same amount as will Mr. Lee’s under his lease.  We agreed under the sublease with Mr. Lee that we will grant to him a security interest in all of the assets of New Era for our failure to make payments under the sublease.

In addition, Mr. Lee made advances to Lee Graphic from time to time in the aggregate amount of $103,045.  Lee Graphic and New Era entered into an instrument of transfer and assignment on April 1, 2006 pursuant to which Lee Graphic transferred and assigned all of its assets, rights, liabilities and obligations to New Era.  Notwithstanding the foregoing, the instrument specifically excludes Lee Graphic’s obligation to repay Mr. Lee for the advances he made to Lee Graphic from time to time and the rights and obligations of Lee Graphic arising under the CIT Group capital lease described above.  Both of these obligations remain the obligations of Lee Graphic and not New Era.

The Edward Brian O’Dwyer Separate Property Trust, one of our shareholders, loaned to New Era Studios, Inc., our wholly-owned subsidiary, $280,000 in June 2006. In consideration of this loan, New Era issued a promissory note on June 23, 2006 to and in favor of the O’Dwyer trust in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by New Era on September 23, 2006.  New Era issued a second amended and restated promissory note on September 27, 2006 to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The O’Dwyer trust did not, pursuant to the terms of the amended and restated note, elect to require New Era to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by New Era’s issuance of a third amended and restated promissory note on December 31, 2006.  The third amend and restated note extends the maturity date of the note from December 31, 2006 to June 30, 2007.

Our board has not made a determination as to whether the related-party transactions described above were made on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our board has adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

Item 13.  Exhibits

3.1(i)	Articles of Incorporation	*

3.1(ii)	Amendment to Articles of Incorporation	**

3.2	Bylaws	*

14	Code of Ethics	***

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****	Attached

* Incorporated by reference. Filed as exhibit to Form 10-SB filed on July 6, 2000

** Incorporated by reference. Filed as exhibit to Form 8-K filed on June 23, 2006

*** Incorporated by reference. Filed as exhibit to Form 8-K filed on June 26, 2006

****

The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Silvergraph’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $52,780 for fiscal year ended 2006 and $32,076 for fiscal year ended 2005.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date: April 16, 2007

By: /s/ James R. Simpson

James R. Simpson

Chief Executive Officer

Date:  April 16, 2007

By: /s/ Gary Freeman

Gary Freeman

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James R. Simpson

By: /s/ William W. Lee

James R. Simpson, Director

William W. Lee

, Director

Date: April 16, 2007

Date: April 16, 2007

By: /s/ James R. Martin

By: __________________________

James R. Martin, Director

Evan Levine, Director

Date: April 16, 2007

Date:

By:  /s/ Gary R. Martin

Gary R. Martin, Director

Date: April 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Silvergraph International, Inc.

We have audited the consolidated balance sheet of Silvergraph International, Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silvergraph International, Inc. and Subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard ("SFAS"), "Share-Based Payment" ("SFAS 123(R)") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

April 9, 2007

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$50,425
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $5,000	135,878
Inventories	172,003
Prepaid expenses and other current assets	19,431

Total current assets	377,737
Property and equipment, net of accumulated depreciation of $475,492	221,247
Other assets	61,479

Total assets	$660,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$274,744
Accrued expenses	73,830
Line of credit	44,128
Capital lease obligation, current	80,936
Note payable	280,000

Total current liabilities	753,638
Convertible notes payable	325,000
Capital lease obligation - long-term	21,362

Total liabilities	1,100,000

Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized: 36,000,015 shares issued and outstanding	36,000
Additional paid-in capital	1,784,091
Accumulated deficit	(2,259,628)

Total stockholders' deficit	(439,537)

Total liabilities and stockholders’ deficit	$660,463

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2006	Year ended December 31, 2005

Revenues	$867,753	$738,277
Cost of Sales	432,243	461,146
Gross Profit	435,510	277,131
Operating expenses	1,123,788	662,476
Reorganization expenses	424,540	-
Operating loss	(1,112,818)	(385,345)
Other income (loss)	(22,036)	31,224
Net Loss	$(1,134,854)	$(354,121)
Net Loss per share, basic and fully diluted	$(0.04)	$(0.02)
Weighted average shares outstanding, basic and fully diluted	31,880,556	23,100,000

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2005	15,000,000	$15,000	$819,302	$(770,653)	$63,649
Cash distributions	-	-	(113,863)	-	(113,863)
Sale of equity securities	8,100,000	8,100	516,908	-	525,008
Net loss	-	-	-	(354,121)	(354,121)
Balance, December 31, 2005	23,100,000	23,100	1,222,347	(1,124,774)	120,673
Cash distributions	-	-	(113,703)	-	(113,703)
Repurchase and cancellation of Silvergraph LLC membership units, prior to share exchange	-	-	(45,000)	-	(45,000)
Distribution of liability resulting from transfer of LGT business into Silvergraph LLC	-	-	103,045	-	103,045
Fair value of vested warrants	-	-	30,174	-	30,174
Sale of equity securities	9,300,000	9,300	590,828	-	600,128
Shares transferred upon share exchange transaction	3,600,015	3,600	(3,600)	-	-
Net Loss	-	-	-	(1,134,854)	(1,134,854)

Balance, December 31, 2006	36,000,015	$36,000	$1,784,091	$(2,259,628)	$(439,537)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005
Operating activities:
Net loss	$(1,134,854)	$(354,121)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	108,641	107,659
Equity based compensation expense	30,174	-
Changes in assets and liabilities:
Accounts receivable	(92,934)	(36,053)
Inventory	(88,961)	(67,468)
Other assets	(73,072)	(7,838)
Accounts payable and accrued expenses	156,288	69,471

Net cash used in operating activities	(1,094,718)	(288,350)

Investing activities:
Purchases of furniture and equipment	(2,051)	(2,115)

Net cash used in investing activities	(2,051)	(2,115)

Financing activities:
Debt principal payments	(2,031)	(14,921)
Principal payments on capital leases	(68,234)	(68,466)
Proceeds from issuance of notes payable and debt	605,000	-
Proceeds from sale of Silvergraph LLC member interests	600,128	525,008
Repurchase of member interests	(45,000)	-
Distributions	(113,703)	(113,863)

Net cash provided by financing activities	976,160	327,758

Change in cash and cash equivalents	(120,609)	37,293
Cash and cash equivalents, beginning of period	171,034	133,741

Cash and cash equivalents, end of period	$50,425	$171,034

Supplemental cash flow information:
Cash paid for interest	$19,156	$22,819
Cash paid for income taxes	-	-

Supplemental Non cash investing and financing activities:

Transfer of related party liability to additional paid in capital as a result of the transfer of LGT Business into Silvergraph	$103,045	$-

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Silvergraph International, Inc. ("Silvergraph" or the “Company”) is a leading designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products. Silvergraph's primary products are canvas and paper lithographs as well as other forms of fine-art reproductions. Silvergraph distributes products through a variety of distribution channels, including corporate and independently owned retail stores, independent dealers and strategic partners.

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

Intercompany balances and transactions have been eliminated in consolidation.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

 (FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Going Concern

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $2,259,628 at December 31, 2006.  Additionally, as of December 31, 2006, the Company had a working capital deficiency of $375,901 and a stockholders’ deficiency of $439,537.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Revenue Recognition

The Company recognizes revenue from gross product sales, including freight charges, and revenues from the license of products, in compliance with Staff Accounting Bulletin No. 101 ("SAB 101") and No. 104 (“SAB 104”) which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectibility is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such "triggering" events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment is present, the amount of the impairment is calculated using discounted expected cash flow using a weighted average cost of capital. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns.  A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

 (FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Cash and cash equivalents

Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents.

Concentration of credit and foreign currency risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist mainly of trade accounts receivable from distributors and end users.  Consequently, its foreign exchange risk is deemed insignificant. The Company offers credit terms on the sale of its products and performs ongoing credit evaluations of its customers' financial condition, but generally requires no collateral. The Company maintains an allowance for doubtful accounts based on the collectibility of all accounts receivable.

Accounts Receivable

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management’s evaluation of historical and current industry trends. Although the Company expects to fully collect amounts due, actual collections may differ from estimated amounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Machinery and equipment	5-10 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of 7 to 10 years or life of lease
Computer hardware and software	5 years
Vehicles	7 years

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

 (FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Equity-based compensation

The Company periodically issues shares of stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.  SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees.  Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied.  Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation".  SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows".  Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.  The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.  Activity with respect to equity-based compensation for the year ended December 31, 2006 is summarized at Note 6.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

 (FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Equity-based compensation (cont.)

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.  The Company did not have any unvested outstanding stock options and warrants at December 31, 2005.  Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement.  However, during the year ended December 31, 2005, the Company did not issue or have outstanding any unvested stock options or warrants to officers, directors and employees that vested during such periods. Accordingly, no pro forma financial disclosure has been presented for the year ended December 31, 2005.

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

Significant customers

The Company made sales to one significant customer, comprising 70% of total sales, during the year ended December 31, 2006 and three significant customers, comprising 66%, 15% and 12% of total sales, during the year ended December 31, 2005.  As of December 31, 2006, accounts receivable from the Company’s significant customer comprised 87% of its total accounts receivable.

Earnings (loss) per share

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of shares outstanding have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 3,600,015 shares issued to the legal acquirer are included in the weighted average share calculation from April 15, 2006, the date of the exchange agreement.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the years ended December 31, 2006 and 2005, basic and diluted loss per share are the same.  At December 31, 2006 and 2005, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 631,170 and 0, respectively.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, due from affiliates, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable and capital lease obligation approximate fair value, because the related effective rates on these instruments approximate rates currently available to the Company.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material on its consolidated results of operations, financial position, or cash flows

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of operations, financial position, or cash flows.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2—BALANCE SHEET COMPONENTS

Inventories:

Inventories as of December 31, 2006 were as follows:

Raw materials	$32,131
Work in process	73,028
Finished goods	66,844

$172,003

Property and equipment, net

Property and equipment as of December 31, 2006 was as follows:

Machinery and equipment	$685,060
Furniture and fixtures	3,051
Computer hardware and software	8,628
Vehicles	-
696,739
Accumulated depreciation and amortization	(475,492)
$221,247

Depreciation expense for the years ended December 31, 2006 and 2005 was $108,641 and $107,659, respectively.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 3—DEBT

Convertible notes payable

During 2006 the Company issued convertible notes payable (the “Notes”) in the aggregate principal amount of $325,000 and warrants to purchase 143,000 shares of our common stock to five accredited investors. The outstanding principal and interest on the Notes are payable by the Company on or before August 31, 2008. The notes will bear interest at a rate of eight and one half percent (8.5%) per annum. The Company will pay in kind quarterly all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity unless we close any equity financing or financings with gross proceeds totaling at least $2,000,000 and the blended equity offering price is less than $0.45 per share.   At December 31, 2006, $325,000 was outstanding under these notes.

Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.45 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the Note, however, shall never be adjusted to less than $0.01 per share.  If the Company engages in any equity based financing or a combination of equity financings with gross proceeds totaling at least $2,000,000, the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock five business days after the closing of such equity financing(s), provided, however, that if the blended per share purchase price of the securities purchased in such equity financing(s) is less than the conversion price, the Company will have the option to redeem the outstanding principal and interest of the notes. If the Company does not elect to redeem the notes, the conversion price will be the price equal to a 10% discount to the equity offering price.  In addition to the Notes, the Company issued 143,000 warrants to the five accredited investors. The exercise price of each warrant is equal to $0.65 per share. The warrants shall remain exercisable for a period of three years from the date of issue. The Company may compel the exercise of the warrants in full if our common stock trades at or above two and one half (2 1/2) times the exercise price for 15 consecutive trading days. Based upon the fair value of the Company’s common stock at the time of the issuance of the Notes and warrants, the value of the beneficial conversion feature and warrants are immaterial and have, therefore, not been recorded in the Company’s financial statements.  The subscription agreements we entered into with the five accredited investors require us to prepare and file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 registering the common stock issuable upon conversion of the notes (up to $2,000,000 original principal amount of notes) and 100% of the shares of our common stock issuable upon exercise of the warrants issued in connection with the purchase of the notes. These demand registration rights are, based upon the underlying agreement, best efforts from the Company’s basis and include no penalties for not meeting such deadlines.

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2% (10.25% at December 31, 2006).  The facility is secured by substantially all of the Company's assets. At December 31, 2006, the Company had $44,128 outstanding under this line of credit.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 3—DEBT (CONT.)

Note payable - stockholder

One of our shareholders loaned $280,000 to the Company in June 2006. In consideration of this loan, the Company issued a promissory note in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by the Company on September 23, 2006.  The Company issued a second amended and restated promissory note to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The shareholder did not, pursuant to the terms of the amended and restated note, elect to require the Company to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by the Company’s issuance of a third amended and restated promissory note on December 31, 2006, which extends the maturity date of the note from December 31, 2006 to June 30, 2007.

NOTE 4—COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into two non-cancelable operating leases for facilities in Santa Fe Springs, California expiring during 2007 and 2008, one of which is a sublease, from a shareholder and member of management, on the same terms that this individual has leased such facility. Three directors of the Company serve as guarantors under the other operating lease. The two leased facilities consist of a combined approximately 20,700 square feet of office, manufacturing and warehouse space. The Company also has other non-cancelable operating and capital leases for machinery and equipment. Future minimum lease commitments under non-cancelable operating and capital leases as of December 31, 2006 are as follows:

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 4—COMMITMENTS AND CONTINGENCIES (CONT.)

Leases (continued)

Fiscal Year	Operating Leases	Capital Leases
2007	$129,266	$86,700
2008	75,501	21,675

Total minimum lease payments	$242,337	108,375

Interest		6,077

Total		102,298

Less current portion		(80,936)

Long term		$21,362

Rent expense under operating leases was $171,223 and $171,233, of which $69,993 and $67,914 was paid to a related party, for the years ended December 31, 2006 and 2005.

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

NOTE 5—EQUITY

During 2006, Silvergraph LLC repurchased membership units from a member for $45,000.  This repurchase has been recorded in the Company’s additional paid in capital balance on its balance sheet at December 31, 2006.

During the year ended December 31, 2006 and 2005, the Company sold membership units for $600,128 and $525,008, respectively.  These membership units were subsequently converted to 9,300,000 and 8,100,000 shares of common stock, respectively.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 6—COMMON STOCK WARRANTS

The Company granted a warrant to purchase 488,170 shares of common stock in connection with professional services performed by the Company’s Chief Financial Officer.  The warrant is exercisable at $0.14 per share, has a five year term and is fully vested, with the Company holding a right to cancel 50% of the units underlying the warrant, with such right to cancel such remaining warrants decreasing ratably on a monthly basis over a one year period ending June 30, 2007, upon the occurrence of certain events as defined within the agreement.  Based upon an amendment to the Company’s agreement with its Chief Financial Officer, such cancellation right expired on December 31, 2006.  The Company estimated the fair value of the warrant to be $30,174 as of the date of grant, all of which was expensed during 2006.

The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Dividend yield	--
Risk-free interest rate	4.50%
Expected volatility	50.00%
Expected life of options	4 years

The Company’s other outstanding warrants related to warrants issued in conjunction with the issuance of Convertible Notes during the third quarter of 2006 (See Note 3).

NOTE 7 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the year ended December 31, 2006 as a result of the availability of net operating loss carryfowards.  As of December 31, 2006, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 30, 2006.

As of December 31, 2006, for Federal and state income tax purposes, the Company had approximately $600,000 in net operating loss carryforwards expiring through 2015.  Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS PINECREST SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 8 – SUBSEQUENT EVENTS

Convertible Notes

On March 31, 2007 we issued 8.5% convertible PIK notes in the aggregate principal amount of $390,000 and warrants to purchase 171,600 shares of our common stock to six accredited investors.  We issued the notes and warrants pursuant to subscription agreements with each investor.  We will use the proceeds of this financing for general working capital purposes.  The outstanding principal and interest on the notes are payable by us on or before August 31, 2008.  The notes will bear interest at a rate of eight and one half percent (8.5%) per annum.  We will pay in kind quarterly all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note.  All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness.  We will not pay any principal payments in cash prior to maturity unless we close any equity financing or financings with gross proceeds totaling at least $1,000,000 and the blended equity offering price is less than $0.22 per share.

Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into our common stock at a conversion price of $0.22 per share.  In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the Note, however, shall never be adjusted to less than $0.01 per share.  If we engage in any equity based financing or a combination of equity financings with gross proceeds totaling at least $1,000,000, the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of our common stock five business days after the closing of such equity financing(s), provided, however, that if the blended per share purchase price of the securities purchased in such equity financing(s) is less than the conversion price, we have the option to redeem the outstanding principal and interest of the notes.  If we do not elect to redeem the notes, the conversion price will be the price equal to a 10% discount to the equity offering price.

Investor Relations Agreement

On January 22, 2007 we entered into an agreement with RJ Falkner & Company, Inc. for a period of at least one year whereby RJ Falkner & Company, Inc. will provide investor relations support to the Company beginning February 1, 2007.  The agreement requires the Company to pay a cash retainer of $3,000 per month in advance and to cover expenses.  Further, the Company shall issue a total of 56,250 shares of its restricted common stock to R. Jerry Falkner in installments of 18,750 shares every three months until paid in full.  The agreement allows the Company to halt issuance of future stock grants by agreeing to increase the monthly retainer to $5,000.  The Company also agreed to issue R. Jerry Falkner a ten-year stock option to purchase 100,000 shares of the Company’s restricted common stock with an exercise price of $0.72 per share.

The agreement carries registration rights for the common stock to be issued whereby the Company agreed to register the shares with the Securities and Exchange Commission within 24 months of the start date of the agreement.  Should the Company fail to register the shares, the previously granted option shall become a cashless exercise option.