Form 10QSB
period 2007-03-31
SILVERGRAPH INTERNATIONAL INC
filed 2007-05-21
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number 000-30951

SILVERGRAPH INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	67-0695367
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11919 Burke Street

Santa Fe Springs, CA  90670-2507

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  36,000,015 shares of our common stock were issued and outstanding as of March 31, 2007.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$154,300	$50,425
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $5,000	2,095	135,878
Inventories	164,458	172,003
Prepaid expenses and other current assets	-	19,431

Total current assets	320,853	377,737
Property and equipment, net	195,543	221,247
Other assets	53,146	61,479

Total assets	$569,542	$660,463

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$172,854	$274,744
Accrued expenses	101,692	73,830
Line of credit	43,908	44,128
Capital lease obligation, current	82,722	80,936
Note payable – stockholder	280,000	280,000

Total current liabilities	681,176	753,638
Convertible notes payable	665,000	325,000
Capital lease obligation - long-term	-	21,362

Total liabilities	1,346,176	1,100,000

Commitments and contingencies

Stockholders' deficiency:
Common Stock, $0.001 par value, 100,000,000 shares authorized: 36,000,015 and 23,100,000 shares issued and outstanding	36,019	36,000
Additional paid-in capital	1,861,452	1,784,091
Accumulated deficit	(2,674,105)	(2,259,628)

Total stockholders' deficiency	(776,634)	(439,537)

Total liabilities and stockholders’ equity deficiency	$569,542	$660,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2007	Three months ended March 31, 2006

Revenues	$7,387	133,605
Cost of Sales	67,769	96,906
Gross Profit (Loss)	(60,382)	36,699
Operating expenses	268,538	213,648
Operating loss	(328,920)	(176,949)
Other income (loss)	(85,557)	7,571
Net Loss	$(414,477)	$(169,378)
Net Loss per share, basic and fully diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and fully diluted	36,012,515	27,750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	36,000,015	$36,000	$1,784,091	$(2,259,628)	$(439,537)
Beneficial conversion feature of convertible notes payable	-	-	75,505	-	75,505
Issuance of stock to consultant	18,750	19	1,856	-	1,875
Net Loss	-	-	-	(414,477)	(414,477)

Balance, March 31, 2007 (unaudited)	36,018,765	$36,019	$1,861,452	$(2,674,105)	$(776,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Operating activities:
Net loss	$(414,477)	$(169,378)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	25,704	26,280
Non-cash interest expense	75,505	-
Equity based compensation expense	1,875	14,961
Changes in assets and liabilities:
Accounts receivable	133,783	39,623
Inventory	7,545	15,415
Other assets	27,764	7,838
Accounts payable and accrued expenses	(74,028)	(52,301)

Net cash used in operating activities	(216,329)	(117,562)

Financing activities:
Debt principal payments	(220)	(334)
Principal payments on capital leases	(19,576)	(18,072)
Proceeds from issuance of notes payable and debt	340,000	-
Proceeds from sale of Silvergraph LLC member interests	-	500,118
Repurchase of member interests	-	(45,000)
Distributions	-	(52,256)

Net cash provided by financing activities	320,204	384,456

Change in cash and cash equivalents	103,875	266,894
Cash and cash equivalents, beginning of period	50,425	171,034

Cash and cash equivalents, end of period	$154,300	$437,928

Supplemental cash flow information:
Cash paid for interest	$2,099	$3,533
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

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

All intercompany balances and transactions have been eliminated in consolidation.  The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006,.  The results of operations for the three months ended March 31, 2007 may not be indicative of the full fiscal year. The Company's audited financial statements as of and for the years ended December 31, 2006 and 2005 are included in its 10-KSB filing on April 17, 2007.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its combined operations since its inception and has an accumulated deficit of $2,259,628 at December 31, 2006 and $2,674,105 at March 31, 2007 (unaudited).  Additionally, as of March 31, 2007, the Company had a working capital deficiency of $360,323 and a stockholders’ deficiency of $776,634.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Equity-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.  The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The Company accounts  for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and

EITF00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Significant customers

The Company made sales to one significant customer, comprising 0% and 81% of total sales, during the three months ended March 31, 2007, and 2006.  As of March 31, 2007, accounts receivable from the Company’s significant customer comprised 0% of its total accounts receivable.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in three month periods ended March 31, 2007 and 2005, basic and diluted loss per share are the same.  At March 31, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 880,770 and 488,170, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax uncertainties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 2—BALANCE SHEET COMPONENTS

Inventories:

Inventories as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,2007 (unaudited)	December 31, 2006
Raw materials	$32,131	$32,131
Work in process	69,528	73,028
Finished goods	62,799	66,844

	$164,458	$172,003

Property and equipment, net

Property and equipment as of March 31, 2007 and December 31, 2005 was as follows:

	March 31, 2007 (unaudited)	December 31, 2006
Machinery and equipment	$685,060	$685,060
Furniture and fixtures	3,051	3,051
Computer hardware and software	8,628	8,628
	696,739	696,739
Accumulated depreciation and amortization	(501,196)	(475,492)
	$195,543	$221,247

Depreciation expense for the three months ended March 31, 2007 and 2006 was $25,704 and $26,280, respectively.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

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

During 2007, the Company issued $340,000 of additional convertible notes and warrants.  These notes have the same characteristics as the notes discussed above, except that they convert into common shares at a price of $0.22 per share.  As such, the conversion rates of the notes issued during 2006 reset to $0.22 per share resulting in a beneficial conversion feature of $75,055 which was charged to interest expense during the quarter ended March 31, 2007.

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2% (10.25% at March 31, 2007).  The facility is secured by substantially all of the Company's assets. At March 31, 2007 and December 31, 2006, the Company had $43,908 and $44,128 outstanding under this line of credit.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

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

NOTE 4—COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into two non-cancelable operating leases for facilities in Santa Fe Springs, California expiring during 2007 and 2008, respectively. The two leased facilities consist of a combined approximately 20,700 square feet of office, manufacturing and warehouse space. The Company also has other non-cancelable operating and capital leases for machinery and equipment. Future minimum lease commitments under non-cancelable operating and capital leases as of March 31, 2007 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2007 (remainder)	91,176	65,025
2008	75,501	21,675

Total minimum lease payments	$166,667	86,700

Interest		3,978

Total		82,722

Less current portion		(82,722)

Long term		$-

Rent expense under operating leases was $37,050 and $37,485 for the three months ended March 31, 2007 and 2006.

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

NOTE 4—COMMITMENTS AND CONTINGENCIES (CONT.)

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

During February 2007, the Company issued 18,750 common shares to the consultant, which were valued at $1,875 and recorded as an operating expense in the Company’s statement of operations.  Due to the fair value of the Company’s common stock at the time of the issuance of the aforementioned stock option, the Company has deemed that the option has negligible value.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 5—EQUITY

During the three months ended March 31, 2007,the Company issued 18,750 shares of common stock to a consultant pursuant to a service contract (see Note 4).

NOTE 6—COMMON STOCK WARRANTS

The Company granted a warrant to purchase 488,170 shares of common stock in connection with professional services performed by the Company’s Chief Financial Officer.  The warrant is exercisable at $0.14 per share, has a five year term and is fully vested, with the Company holding a right to cancel 50% of the units underlying the warrant, with such right to cancel such remaining warrants decreasing ratably on a monthly basis over a one year period ending June 30, 2007, upon the occurrence of certain events as defined within the agreement.  The Company estimated the fair value of the warrant to be $30,174 as of the date of grant, all of which was recognized as expense during the second through fourth quarters of 2006.

The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Dividend yield	--
Risk-free interest rate	4.50%
Expected volatility	50.00%
Expected life of options	4 years

The Company’s other outstanding warrants related to warrants issued in conjunction with the issuance of Convertible Notes (See Note 3).

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED

NOTE 7 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the three months ended March 31, 2007 as a result of the availability of net operating loss carryfowards.  As of March 31, 2007, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the three months ended March 31, 2007.

As of March 31, 2007, for Federal and state income tax purposes, the Company had approximately $937,000 in net operating loss carryforwards expiring through 2015.  Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

a.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

 Statements made in this Form 10-QSB (the "Quarterly  Report") that are not historical or current facts are  "forward-looking  statements" made pursuant to the safe harbor  provisions of Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities  Exchange Act of 1934, as amended.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent our best judgment as to what may occur in the future.  These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities.   The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate.   In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The words "we," "us," "our," and the "Company" refer to, unless otherwise indicated, Silvergraph International, Inc. and New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC). The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would  be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify  "forward-looking  statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and  uncertainties,  including  but not limited to: (a) our failure to implement  our  business  plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-QSB or that we included in our previous filings with the Securities and Exchange Commission, most particularly our Form 10-KSB, filed April 17, 2007 with the SEC.

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

We derive a significant portion of our revenues from one customer, accounting for approximately 0% and 81% of total sales during the three months ended March 31, 2007 and 2006.  The loss of all or a substantial portion of the business from this customer could have a material adverse effect on us.

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

Results of Operations

Quarters ended March 31, 2007 and 2006 (all amounts for these periods are unaudited)

Revenues.    Our revenues decreased $126,218 or 95%, to $7,387 for the three months ended March 31, 2007, as compared to $133,605 for the three months ended March 31, 2006.  The decrease in revenues was due primarily to the lack of orders by our largest customer.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross profit for the three months ended March 31, 2007 was $(60,382), a decrease of $97,081 or 265% as compared to $36,699 for the three months ended March 31, 2006.  The gross profit for the three months ended March 31, 2007 represented 54% of revenue for that same period as compared to the gross profit for the three months ended March 31, 2006 which represented 29% of revenue for that same period.  The Company’s significant negative gross margin during the first quarter of 2007 was due to the lack of capitalization of normal fixed manufacturing costs.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses increased by $54,890 or 26% to $268,538 for the three months ended March 31, 2007 versus $213,648 for the three months ended March 31, 2006.  The operating expenses during the three months ended March 31, 2007 represented 3,635% of revenue for that same period, versus the operating expenses for the three months ended March 31, 2006 which represented 160% of revenue for that same period.  The increase in operating expenses was principally due to additional expenses incurred during 2006 associated with our share exchange with New Era, as well as the launching of new business initiatives subsequent to the share exchange.

Other income (expense).    Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $85,557 during the three months ended March 31, 2007 versus other income of $7,571 during the three months ended March 31, 2006.  The significant change was due to additional interest expense recognized from the issuance of convertible notes payable during the three months ended March 31, 2007.

Liquidity and Capital Resources

We derived our primary source of funds during the three months ended March 31, 2007 from the sale of additional equity and debt securities. Working capital as of March 31, 2007 was negative $360,323 as compared to negative working capital of $375,901 as of December 31, 2006. The cash balance at March 31, 2007 was $154,300 compared to $50,425 at December 31, 2006.

Net cash used in operating activities was $216,329 for the three months ended March 31, 2007, as compared to $117,562 for the three months ended March 31, 2006.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $320,204 during the three months ended March 31, 2007, as compared to net cash provided by financing activities of $384,456 for the three months ended March 31, 2006. Net cash provided by financing activities during 2006 was principally related to the sale of additional equity securities of $500,118, respectively, which was partially offset by a repurchase of membership units and principal payments on capital leases and distributions.  The Company also issued debt securities during the three months ended March 31, 2007, netting proceeds of $480,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $2,259,628 at December 31, 2006 and $2,674,105 at March 31, 2007.  Additionally, as of May 15, 2007, we had cash and cash equivalents of $56,000 which, along with our accounts receivable, will allow us to sustain operations for approximately 2 months.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2006 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next 12 months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this 12 month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

We believe that the following are our critical accounting policies:

Revenue Recognition

We recognize revenue from gross product sales, including freight charges, and revenue from the license of products, in compliance with Staff Accounting Bulletin No. 101 ("SAB 101") and No. 104 (“SAB 104”) which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectibility is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

Item 3.  Controls and Procedures.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission.  There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 21, 2007

By: /s/ James R. Simpson

  James R. Simpson, Chief Executive Officer

  (Principal Executive Officer)

Date: May 21, 2007

By: /s/ Gary Freeman

  Gary Freeman, Chief Financial Officer

  (Principal Financial Officer)