Form 10QSB
period 2007-06-30
SILVERGRAPH INTERNATIONAL INC
filed 2007-08-20
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  36,000,015 shares of our common stock were issued and outstanding as of June 30, 2007.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$277,087	$50,425
Accounts receivable, net of allowance for doubtful accounts,	69,744	135,878
adjustments and sales returns of $5,000 and $0
Inventories	161,254	172,003
Prepaid expenses and other current assets	-	19,431

Total current assets	508,085	377,737
Property and equipment, net	169,841	221,247
Other assets	-	61,479

Total assets	$677,926	$660,463

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$176,688	$274,744
Accrued expenses	125,119	73,830
Line of credit	44,129	44,128
Capital lease obligation, current	60,926	80,936
Note payable – stockholder	280,000	280,000

Total current liabilities	686,862	753,638
Convertible notes payable	790,000	325,000
Capital lease obligation - long-term	-	21,362

Total liabilities	1,476,862	1,100,000

Mandatory convertible notes payable	325,000	-

Commitments and contingencies

Stockholders' deficiency:
Common Stock, $0.001 par value, 100,000,000 shares	36,038	36,000
authorized: 36,037,515 and 36,000,015
shares issued and outstanding
Additional paid-in capital	2,293,767	1,784,091
Accumulated deficit	(3,453,741)	(2,259,628)

Total stockholders' deficiency	(1,123,936)	(439,537)

Total liabilities and stockholders’ equity deficiency	$677,926	$660,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006

Revenues	$86,129	278,944	$93,516	412,549
Cost of Sales	77,921	143,509	145,690	240,415
Gross Profit (Loss)	8,208	135,435	(52,174)	172,134
Operating expenses	333,074	215,813	601,612	429,461
Reorganization expenses	-	360,000	-	360,000
Operating loss	(324,866)	(440,378)	(653,786)	(617,327)
Other income (loss)	(454,770)	(259)	(540,327)	7,312
Net Loss	$(779,636)	$(440,637)	$(1,194,113)	$(610,015)
Net Loss per share, basic and fully diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding, basic and fully diluted	36,018,765	33,013,187	36,009,390	28,083,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

			Additional
	CommonStock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	36,000,015	$36,000	$1,784,091	$(2,259,628)	$(439,537)
Beneficial conversion feature	-	-	505,964	-	505,964
of convertible notes payable
Issuance of stock to consultant	37,500	38	3,712	-	3,750
Net Loss	-	-	-	(1,194,113)	(1,194,113)

Balance, June 30, 2007 (unaudited)	36,037,515	$36,038	$2,293,767	$(3,453,741)	$(1,123,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2007	2006
Operating activities:
Net loss	$(1,194,113)	$(610,015)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	51,406	57,162
Non-cash interest expense	505,964	-
Equity based compensation expense	3,750	14,961
Changes in assets and liabilities:
Accounts receivable	66,134	(117,125)
Inventory	10,749	(4,585)
Other assets	80,911	(13,829)
Accounts payable and accrued expenses	(46,767)	64,380

Net cash used in operating activities	(521,966)	(609,051)

Investing activities:
Purchases of furniture and equipment	-	(2,050)

Net cash used in investing activities	-	(2,050)
Financing activities:
Debt principal payments	-	(356)
Principal payments on capital leases	(41,372)	(30,340)
Proceeds from issuance of notes payable and debt	790,000	280,000
Proceeds from sale of Silvergraph LLC member interests	-	500,118
Repurchase of member interests	-	(45,000)
Distributions	-	(36,369)

Net cash provided by financing activities	748,628	668,053

Change in cash and cash equivalents	226,662	56,952
Cash and cash equivalents, beginning of period	50,425	171,034

Cash and cash equivalents, end of period	$277,087	$227,986

Supplemental cash flow information:
Cash paid for interest	$4,260	$3,533
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

•

Subsequent to June 30, 2007, the Company’s board of directors, which owns a majority of the Company’s common stock,  has agreed to increase its authorized common stock to 500,000,000 shares.

All intercompany balances and transactions have been eliminated in consolidation.  The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006,.  The results of operations for the three and six months ended June 30, 2007 may not be indicative of the full fiscal year. The Company's audited financial statements as of and for the years ended December 31, 2006 and 2005 are included in its 10-KSB filing on April 17, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its combined operations since its inception and has an accumulated deficit of $2,259,628 at December 31, 2006 and $3,453,741 at June 30, 2007 (unaudited).  Additionally, as of June 30, 2007, the Company had a working capital deficiency of $178,777 and a stockholders’ deficiency of $1,123,936.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Going Concern (continued)

outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Significant customers

The Company made sales to one significant customer, comprising 78% and 86% of total sales during the three months ended and 72% and 82% for the six months ended June 30, 2007 and 2006.  As of June 30, 2007, accounts receivable from the Company’s significant customer comprised 98% of its total accounts receivable.

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in three and six month periods ended June 30, 2007 and 2006, basic and diluted loss per share are the same.  At June 30, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 835,330 and 488,170, respectively.

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

109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax uncertainties.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Adoption of New Accounting Policy (cont)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 2—BALANCE SHEET COMPONENTS

Inventories:

Inventories as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007 (unaudited)	December 31, 2006
Raw materials	$31,427	$32,131
Work in process	69,028	73,028
Finished goods	60,799	66,844

	$161,254	$172,003

Property and equipment, net

Property and equipment as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007 (unaudited)	December 31, 2006
Machinery and equipment	$685,060	$685,060
Furniture and fixtures	3,051	3,051
Computer hardware and software	8,628	8,628
	696,739	696,739
Accumulated depreciation and amortization	(526,898)	(475,492)
	$169,841	$221,247

Depreciation expense for the three months ended June 30, 2007 and 2006 was $25,704 and $26,280, and $51,406 and $57,162 for the six months ended June 30, 2007 and 2006, respectively.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 3—DEBT

8.5 % Convertible notes payable

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

Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at an initial conversion price of $0.45 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the Note, however, shall never be adjusted to less than $0.01 per share.  If the Company engages in any equity based financing or a combination of equity financings with gross proceeds totaling at least $2,000,000, the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock five business days after the closing of such equity financing(s), provided, however, that if the blended per share purchase price of the securities purchased in such equity financing(s) is less than the conversion price, the Company will have the option to redeem the outstanding principal and interest of the notes. If the Company does not elect to redeem the notes, the conversion price will be the price equal to a 10% discount to the equity offering price.  In addition to the Notes, the Company issued 143,000 warrants to the five accredited investors. The exercise price of each warrant is equal to $0.65 per share. The warrants shall remain exercisable for a period of three years from the date of issue. The Company may compel the exercise of the warrants in full if our common stock trades at or above two and one half (2 1/2) times the exercise price for 15 consecutive trading days. Based upon the fair value of the Company’s common stock at the time of the issuance of the Notes and warrants, the value of the beneficial conversion feature and warrants are immaterial and have, therefore, not been recorded in the Company’s financial statements.  The subscription agreements we entered into with the five accredited investors require us to prepare and file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 registering the common stock issuable upon conversion of the notes (up to $2,000,000 original principal amount of notes) and 100% of the shares of our common stock issuable upon exercise of the warrants issued in connection with the purchase of the notes. These demand registration rights are, based upon the underlying agreement, best efforts from the Company’s basis and include no penalties for not meeting such deadlines.

During 2007, the Company issued $465,000 of additional convertible notes and warrants.  These notes have the same characteristics as the notes discussed above, except that they convert into common shares at a price of $0.22 per share.  As such, the conversion rates of the notes issued during 2006 were reset to $0.22 per share resulting in a beneficial conversion feature of $75,055 which was charged to interest expense during the quarter ended June 30, 2007.  At June 30, 2007, $790,000 was outstanding under these notes.

Subsequent to the issuance of the securities discussed above, the Company issued the $325,000 of New Convertible Promissory Notes.  These notes have the characteristics discussed below, including the right to convert into common shares at a price of $0.10 per share.  As such, the conversion rates of all the Convertible Notes Payable reset to $0.10 per share, resulting in an additional beneficial conversion feature of $430,909 which was charged to interest expense during the quarter ended June 30, 2007.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 3—DEBT (CONT.)

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2% (10.25% at June 30, 2007).  The facility is secured by substantially all of the Company's assets. At June 30, 2007 and December 31, 2006, the Company had $44,129 and $44,128 outstanding under this line of credit.

Note payable – stockholder

One of our shareholders loaned $280,000 to the Company in June 2006. In consideration of this loan, the Company issued a promissory note in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by the Company on September 23, 2006.  The Company issued a second amended and restated promissory note to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The shareholder did not, pursuant to the terms of the amended and restated note, elect to require the Company to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by the Company’s issuance of a third amended and restated promissory note on December 31, 2006, which extends the maturity date of the note from December 31, 2006 to June 30, 2007.  During May 2007, the Company and the noteholder agreed that upon the closing of the New Notes capital raise (see discussion above) with net proceeds of at least $500,000, the noteholder will agree to receive a cash payment of 10% of the net proceeds of the New Notes and convert the remaining balance to the New Notes or other security containing materially similar characteristics. As of June 30, 2007 and December 31, 2006, $280,000 of this note payable was outstanding.

NOTE 4- MANDATORY CONVERTIBLE NOTES PAYABLE

During 2007 the Company issued mandatory convertible notes payable (the “New Notes”) in the aggregate principal amount of $325,000, which was outstanding as of June 30, 2007. The notes will bear interest at a rate of ten percent (10%) per annum. The Company will pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly.  All principal and unpaid interest is due on August 31, 2009.

The New Notes have the following conversion provisions:

(a)

Optional Conversion.  On or before the payment of the Note in full, the Holder may convert the principal amount owing on this Note, together with all accrued and unpaid interest, into fully paid and nonassessable shares of Common Stock at a conversion price per share equal to $0.10 (the “Conversion Price”), subject to adjustment as set forth herein.

(b)

Forced Conversion. Subject to the Corporation’s duty to reserve and keep available out of its authorized but unissued shares of Common Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Note, after two years of issuance, the Company may convert this Note if the price of the Company’s Common Stock is equal to or above two (2) times the Conversion Price for a period of ten (10) consecutive trading days and the Company’s 90 day average trading volume is equal to or above 25,000 shares per day and such shares shall be converted at the Conversion Price.

(c)

Mandatory Conversion.  Upon the establishment of the Class A Senior Convertible Preferred series of stock by the Company in a form substantially identical in all material respects to Annex B to this Note entitled Silvergraph International, Inc. Certificate of Designation of Class A Senior Convertible Preferred Stock, this Note and accrued but unpaid interest shall immediately and automatically convert into Class A Senior Convertible Preferred Stock at a conversion price per Preferred Share equal to one dollar  ($1.00).   Upon the Mandatory Conversion, this Note shall cease to exist and all rights and obligations of the Borrower and Holder shall terminate.  The Company shall provide written notice to the Holder of the Mandatory Conversion including the date of the establishment of the Class A Senior Convertible Preferred Stock and shall issue to Holder fully paid and nonassessable shares of Class A Senior Convertible Preferred Stock as soon as reasonably practicable.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 4- MANDATORY CONVERTIBLE NOTES PAYABLE (CONT.)

The holders of the New Notes shall have the right of first refusal on all equity financings contemplated by the Company.  The Company will prepare and file a registration statement covering the resale of the Common Stock issuable upon conversion of the Note within 90 days after the issue date of the Note.  The Company will use its best efforts to have the Registration Statement declared effective by the Securities and Exchange Commission within 90 days after the filing.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into two non-cancelable operating leases for facilities in Santa Fe Springs, California expiring during 2007 and 2008, respectively. The two leased facilities consist of a combined approximately 20,700 square feet of office, manufacturing and warehouse space. The Company also has other non-cancelable operating and capital leases for machinery and equipment. Future minimum lease commitments under non-cancelable operating and capital leases as of June 30, 2007 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2007 (remainder)	53,652	43,350
2008	75,501	21,675

Total minimum lease payments	$129,153	$65,025

Interest	-	4,099

Total	-	60,926

Less current portion	-	(60,926)

Long term	$-	$-

Rent expense under operating leases was $37,524 and $37,485 for the three months ended June 30, 2007 and 2006, and $74,574 and $78,243 for the six months ended June 30, 2007 and 2006.

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

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5—COMMITMENTS AND CONTINGENCIES (CONT.)

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

During 2007, the Company issued 37,500 common shares to the consultant, which were valued at $3,750 and recorded as an operating expense in the Company’s statement of operations.  Due to the fair value of the Company’s common stock at the time of the issuance of the aforementioned stock option, the Company has deemed that the option has negligible value.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 6—EQUITY

During the six months ended June 30, 2007, the Company issued 37,500 shares of common stock to a consultant pursuant to a service contract (see Note 5).

NOTE 7—COMMON STOCK WARRANTS

In 2006, the Company granted a warrant to purchase 488,170 shares of common stock in connection with professional services performed by the Company’s Chief Financial Officer.  The warrant is exercisable at $0.14 per share, has a five year term and is fully vested, with the Company holding a right to cancel 50% of the units underlying the warrant, with such right to cancel such remaining warrants decreasing ratably on a monthly basis over a one year period ending June 30, 2007, upon the occurrence of certain events as defined within the agreement.  The Company estimated the fair value of the warrant to be $30,174 as of the date of grant, all of which was recognized as expense during the second through fourth quarters of 2006.

The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Dividend yield	-
Risk-free interest rate	4.50%
Expected volatility	50.00%
Expected life of options	4 years

The Company’s other outstanding warrants related to warrants issued in conjunction with the issuance of Convertible Notes (See Note 3).

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 8 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the three and six months ended June 30, 2007 as a result of the availability of net operating loss carryfowards.  As of June 30, 2007, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the three and six months ended June 30, 2007.

As of June 30, 2007, for Federal and state income tax purposes, the Company had approximately $1,250,000 in net operating loss carryforwards expiring through 2015.  Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

a

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

We derive a significant portion of our revenues from one customer, accounting for approximately 78% and 86% of total sales during the three months ended and 72% and 82% for the six months ended June 30, 2007 and 2006.  The loss of all or a substantial portion of the business from this customer could have a material adverse effect on us.

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

In 2007 and beyond, we will concentrate our efforts on fully developing the home furnishings vertical.  To support that effort, we have determined that we should develop an in-house product development and design organization to fully exploit the product capabilities we believe our patent-pending technology enables.  To that end, we did not renew our product development agreement with Applejack Art Partners.  However, we entered into a separate non-binding letter of intent with Applejack Art Partners  which provides Applejack  a 3-year warrant to purchase our common stock at a price per share of $.35 provided Applejack generates through its sales force a minimum of $1,000,000 in sales of our product during 2008.  We and Applejack are currently negotiating final agreements and there are no assurances we will successfully enter or agree on final agreements.  During the second quarter, we added roughly sixty (60) new unique products to our exclusive art collection and added multiple independent sales representatives.  We continue to believe select acquisitions will complement our plan to grow from internal operations and, as such, we may acquire or combine with one or more established framers or art publishers.

Results of Operations

Quarters ended June 30, 2007 and 2006 (all amounts for these periods are unaudited)

Revenues.   Our revenues decreased $192,815 or 69%, to $86,129 for the three months ended June 30, 2007, as compared to $278,944 for the three months ended June 30, 2006.  The decrease in revenues was due primarily to the lack of orders by our largest customer.

Gross profit.   Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross profit for the three months ended June 30, 2007 was $8,208, a decrease of $127,227 or 94% as compared to $135,435 for the three months ended June 30, 2006.  The gross profit for the three months ended June 30, 2007 represented 10% of revenue for that same period as compared to the gross profit for the three months ended June 30, 2006 which represented 49% of revenue for that same period.  The Company’s significant decrease in gross margin during the second quarter of 2007 versus 2006 was due to the lack of capitalization of normal fixed manufacturing costs.

Operating expenses    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses increased by $117,261 or 54% to $333,074 for the three months ended June 30, 2007 versus $215,813 for the three months ended June 30, 2006.  The operating expenses during the three months ended June 30, 2007 represented 387% of revenue for that same period, versus the operating expenses for the three months ended June 30, 2006 which represented 77% of revenue for that same period.  The increase in operating expenses was principally due to additional expenses incurred during 2007 associated with being a public company.  Although such costs were not incurred by the Company during 2006, the Company did incur $360,000 of costs, classified as Reorganization expenses, during the process of completing its reverse merger.

Other income (expense).   Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $454,770 during the three months ended June 30, 2007 versus other expense of $259 during the three months ended June 30, 2006.  The significant change was due to additional interest expense, related to a beneficial conversion feature, recognized from the issuance of convertible notes payable during the three months ended June 30, 2007.

Six months ended June 30, 2007 and 2006 (all amounts for these periods are unaudited)

Revenues.   Our revenues decreased $319,033 or 77%, to $93,516 for the six months ended June 30, 2007, as compared to $412,549 for the six months ended June 30, 2006.  The decrease in revenues was due primarily to the lack of orders by our largest customer.

Gross profit   Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross profit for the six months ended June 30, 2007 was $(52,174), a decrease of $224,308 or 130% as compared to $172,134 for the six months ended June 30, 2006.  The negative gross profit for the six months ended June 30, 2007 represented 56% of revenue for that same period as compared to the gross profit for the six months ended June 30, 2006 which represented 42% of revenue for that same period.  The Company’s significant negative gross margin during the first six months of 2007 was due to the lack of capitalization of normal fixed manufacturing costs.

Operating expense.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses increased by $172,151 or 40% to $601,612 for the six months ended June 30, 2007 versus $429,461 for the six months ended June 30, 2006.  The operating expenses during the six months ended June 30, 2007 represented 6,433% of revenue for that same period, versus the operating expenses for the six months ended June 30, 2006 which represented % of revenue for that same period.  The increase in operating expenses was principally due to additional expenses incurred during 2007 associated with being a public company.  Although such costs were not incurred by the Company during 2006, the Company did incur $360,000 of costs, classified as Reorganization expenses, during the process of completing its reverse merger

Other income (expense)   Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $540,327 during the six months ended June 30, 2007 versus other income of $7,312 during the six months ended June 30, 2006.  The significant change was due to additional interest expense, related to a beneficial conversion feature, recognized from the issuance of convertible notes payable during the six months ended June 30, 2007.

Liquidity and Capital Resources

We derived our primary source of funds during the six months ended June 30, 2007 from the sale of additional equity and debt securities. Working capital as of June 30, 2007 was negative $178,777 as compared to negative working capital of $375,901 as of December 31, 2006. The cash balance at June 30, 2007 was $277,087 compared to $50,425 at December 31, 2006.

Net cash used in operating activities was $521,966 for the six months ended June 30, 2007, as compared to $609,051 for the six months ended June 30, 2006.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $748,628 during the six months ended June 30, 2007, as compared to net cash provided by financing activities of $668,053 for the six months ended June 30, 2006. Net cash provided by financing activities during 2006 was principally related to the sale of additional debt and equity securities of $780,118, respectively, which was partially offset by a repurchase of membership units and principal payments on capital leases and distributions.  The Company also issued debt securities during the six months ended June 30, 2007, netting proceeds of $790,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $2,259,628 at December 31, 2006 and $3,453,741 at June 30, 2007.  Additionally, as of August 15, 2007, we had cash and cash equivalents of $277,087 which, along with our accounts receivable, will allow us to sustain operations for approximately 2 months.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2006 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next 12 months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this 12 month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

Item 3.  Controls and Procedures.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission.  There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 20, 2007

By:  /s/ James R. Simpson

James R. Simpson, Chief Executive Officer

(Principal Executive Officer)

Date: August 20, 2007

By:  /s/ Gary Freeman

Gary Freeman, Chief Financial Officer

(Principal Financial Officer)