Form 10QSB
period 2007-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2007-11-19
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  36,056,265 shares of our common stock were issued and outstanding as of September 30, 2007.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$47,230	$50,425
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $0	2,087	135,878
Inventories	149,458	172,003
Prepaid expenses and other current assets	-	19,431

Total current assets	198,775	377,737
Property and equipment, net	174,866	221,247
Other assets	-	61,479

Total assets	$373,641	$660,463

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$199,760	$274,744
Accrued expenses	149,877	73,830
Line of credit	43,900	44,128
Capital lease obligation, current	42,263	80,936
Note payable – stockholder	280,000	280,000

Total current liabilities	715,800	753,638
Convertible notes payable	790,000	325,000
Capital lease obligation - long-term	-
		21,362
Total liabilities	1,505,800	1,100,000

Mandatory redeemable convertible notes payable	325,000	-

Commitments and contingencies

Stockholders' deficiency:
Common Stock, $0.001 par value, 600,000,000 shares authorized: 36,056,265 and 36,000,015 shares issued and outstanding	36,057	36,000
Additional paid-in capital	2,295,623	1,784,091
Accumulated deficit	(3,788,839)	(2,259,628)

Total stockholders' deficiency	(1,457,159)	(439,537)

Total liabilities and stockholders’ equity deficiency	$373,641	$660,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$71,739	$302,557	$165,255	$715,106

Cost of Sales	81,006	140,396	223,492	380,811

Gross Profit (Loss)	(9,267)	162,161	(58,237)	334,295

Operating expenses	294,463	353,944	896,075	783,405

Reorganization expenses	-	64,540	-	424,540
Operating loss	(303,730)	(256,323)	(954,312)	(873,650)

Other income (loss)	(34,572)	(4,207)	(574,899)	3,105

Net Loss	$(338,302)	$(260,530)	$(1,529,211)	$(870,545)
Net Loss per share, basic and fully diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average shares outstanding, basic and fully diluted	36,056,265	36,000,015	36,037,515	30,546,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2007	36,000,015	$36,000	$1,784,091	$(2,259,628)	$(439,537)

Beneficial conversion feature of convertible notes payable	-	-	505,964	-	505,964

Issuance of stock to consultant	56,250	57	5,568	-	5,625

Net Loss	-	-	-	(1,529,211)	(1,529,211)

Balance, September 30, 2007 (unaudited)	36,056,265	$36,057	$2,295,623	$(3,788,839)	$(1,457,159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net loss	$(1,529,211)	$(870,545)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation	77,331	83,904
Non-cash interest expense	505,964	-
Equity based compensation expense	5,625	18,701
Changes in assets and liabilities:
Accounts receivable	133,791	(154,299)
Inventory	22,545	(35,338)
Other assets	80,910	(35,496)
Accounts payable and accrued expenses	1,063	140,618

Net cash used in operating activities	(701,982)	(852,455)

Investing activities:
Purchases of furniture and equipment	(30,950)	(2,051)

Net cash used in investing activities	(30,950)	(2,051)
Financing activities:
Debt principal payments	(228)	(981)
Principal payments on capital leases	(60,035)	(55,418)
Proceeds from issuance of notes payable and debt	790,000	480,000
Proceeds from sale of Silvergraph LLC member interests	-	600,128
Repurchase of member interests	-	(45,000)
Distributions	-	(113,703)

Net cash provided by financing activities	729,737	865,026

Change in cash and cash equivalents	(3,195)	10,520
Cash and cash equivalents, beginning of period	50,425	171,034

Cash and cash equivalents, end of period	$47,230	$181,554

Supplemental cash flow information:
Cash paid for interest	$6,646	$8.433
Cash paid for income taxes	-	-

Supplemental Non cash investing and financing activities:
Transfer of related party liability to additional paid
in capital as a result of the transfer of LGT Business
into Silvergraph	$-	$103,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Silvergraph International, Inc. ("Silvergraph" or the “Company”) is a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products. Silvergraph's primary products are canvas and paper lithographs as well as other forms of fine-art reproductions. Silvergraph distributes products through a variety of distribution channels, including corporate and independently owned retail stores, independent dealers and strategic partners.

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

•

During 2007, the Company’s board of directors and owners of a majority of our common stock have agreed to increase its authorized common stock to 600,000,000 shares.

Intercompany balances and transactions have been eliminated in consolidation.  The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006.  The results of operations for the three and nine months ended September 30, 2007 may not be indicative of the full fiscal year. The Company's audited financial statements as of and for the years ended December 31, 2006 and 2005 are included in its 10-KSB filing on April 17, 2007.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its combined operations since its inception and has an accumulated deficit of $2,259,628 at December 31, 2006 and $3,788,839 at September 30, 2007 (unaudited).  Additionally, as of September 30, 2007, the Company had a working capital deficiency of $517,025 and a stockholders’ deficiency of $1,457,159.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Equity-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.  The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The Company accounts  for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and

EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Significant customers

The Company made sales to one significant customer, comprising 93% and 73% of total sales during the three months ended and 75% and 78% for the nine months ended September 30, 2007 and 2006.  As of September 30, 2007, accounts receivable from the Company’s significant customer comprised 0% of its total accounts receivable.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in three and nine month periods ended September 30, 2007 and 2006, basic and diluted loss per share are the same.  At September 30, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 835,770 and 488,170, respectively.

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

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No.

109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax uncertainties.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Adoption of New Accounting Policy (cont)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 2—BALANCE SHEET COMPONENTS

Inventories:

Inventories as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
Raw materials	$31,427	$32,131
Work in process	63,232	73,028
Finished goods	54,799	66,844

	$149,458	$172,003

Property and equipment, net

Property and equipment as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
Machinery and equipment	$716,010	$685,060
Furniture and fixtures	3,051	3,051
Computer hardware and software	8,628	8,628
	727,689	696,739
Accumulated depreciation and amortization	(552,823)	(475,492)
	$174,866	$221,247

Depreciation expense for the three months ended September 30, 2007 and 2006 was $25,925 and $26,280, and $77,331 and $83,904 for the nine months ended September 30, 2007 and 2006, respectively.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

During 2007, the Company issued $465,000 of additional convertible notes and warrants.  These notes have the same characteristics as the notes discussed above, except that they convert into common shares at a price of $0.22 per share.  As such, the conversion rates of the notes issued during 2006 were reset to $0.22 per share resulting in a beneficial conversion feature of $75,055 which was charged to interest expense during the quarter ended June 30, 2007.  At September 30, 2007, $790,000 was outstanding under these notes.

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 3—DEBT (CONT.)

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2% (10.25% at September 30, 2007).  The facility is secured by substantially all of the Company's assets. At September 30, 2007 and December 31, 2006, the Company had $44,129 and $44,128 outstanding under this line of credit.

Note payable - stockholder

One of our shareholders loaned $280,000 to the Company in June 2006. In consideration of this loan, the Company issued a promissory note in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by the Company on September 23, 2006.  The Company issued a second amended and restated promissory note to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The shareholder did not, pursuant to the terms of the amended and restated note, elect to require the Company to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by the Company’s issuance of a third amended and restated promissory note on December 31, 2006, which extends the maturity date of the note from December 31, 2006 to June 30, 2007.  During May 2007, the Company and the noteholder agreed that upon the closing of the New Notes capital raise (see discussion above) with net proceeds of at least $500,000, the noteholder will agree to receive a cash payment of 10% of the net proceeds of the New Notes and convert the remaining balance to the New Notes or other security containing materially similar characteristics. As of September 30, 2007 and December 31, 2006, $280,000 of this note payable was outstanding.

NOTE 4- MANDATORY CONVERTIBLE NOTES PAYABLE

During 2007 the Company issued mandatory convertible notes payable (the “New Notes”) in the aggregate principal amount of $325,000, which was outstanding as of September 30, 2007. The notes will bear interest at a rate of ten percent (10%) per annum. The Company will pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly.  All principal and unpaid interest is due on August 31, 2009.

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

(c)

Mandatory Conversion.  Upon the establishment of the Class A Senior Convertible Preferred series of stock by the Company entitled Silvergraph International, Inc. Certificate of Designation of Class A Senior Convertible Preferred Stock, this Note and accrued but unpaid interest shall immediately and automatically convert into Class A Senior Convertible Preferred Stock at a conversion price per Preferred Share equal to one dollar ($1.00).   Upon the Mandatory Conversion, this Note shall cease to exist and all rights and obligations of the Borrower and Holder shall terminate.  The Company shall provide written notice to the Holder of the Mandatory Conversion including the date of the establishment of the Class A Senior Convertible Preferred Stock and shall issue to Holder fully paid and nonassessable shares of Class A Senior Convertible Preferred Stock as soon as reasonably practicable.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 4- MANDATORY CONVERTIBLE NOTES PAYABLE (CONT.)

The holders of the New Notes shall have the right of first refusal on all equity financings contemplated by the Company.  The Company will prepare and file a registration statement covering the resale of the Common Stock issuable upon conversion of the Note within 90 days after the issue date of the Note.  The Company will use its best efforts to have the Registration Statement declared effective by the Securities and Exchange Commission with 90 days after the filing.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into two non-cancelable operating leases for facilities in Santa Fe Springs, California expiring during 2007 and 2008, respectively. The two leased facilities consist of a combined approximately 20,700 square feet of office, manufacturing and warehouse space. The Company also has other non-cancelable operating and capital leases for machinery and equipment. Future minimum lease commitments under non-cancelable operating and capital leases as of September 30, 2007 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2007 (remainder)	18,693	21,675
2008	75,501	21,675

Total minimum lease payments	$94,194	43,350

Interest		1,087

Total		42,263

Less current portion		(42,263)

Long term		$-

Rent expense under operating leases was $37,524 and $37,050 for the three months ended September 30, 2007 and 2006, and $112,096 and $112,921 for the nine months ended September 30, 2007 and 2006.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

During 2007, the Company issued 56,250 common shares to the consultant, which were valued at $5,625 and recorded as an operating expense in the Company’s statement of operations.  Due to the fair value of the Company’s common stock at the time of the issuance of the aforementioned stock option, the Company has deemed that the option has negligible value.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 6—EQUITY

During the nine months ended September 30, 2007, the Company issued 56,250 shares of common stock to a consultant pursuant to a service contract (see Note 5).

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 8 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the three and nine months ended September 30, 2007 as a result of the availability of net operating loss carryfowards.  As of September 30, 2007, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the three and nine months ended September 30, 2007.

As of September 30, 2007, for Federal and state income tax purposes, the Company had approximately $1,580,000 in net operating loss carryforwards expiring through 2015.  Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

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

Overview

On February 10, 1999, we became incorporated as Pinecrest Services, Inc., now known as Silvergraph International, Inc., in Nevada.  From inception to June, 2006, we had limited sources of capital and our sole business plan was to seek, investigate, and, if warranted, acquire an interest in a business opportunity by merger, exchange of stock, or otherwise.  On June 23, 2006 we and New Era Studios, Inc. (“New Era”), a Nevada corporation and successor in interest by merger to Silvergraph LGT, LLC, a Delaware limited liability company, completed a share exchange, pursuant to which the shareholders of New Era exchanged their issued and outstanding shares of New Era common stock for shares of restricted Silvergraph International common stock.  In connection with the share exchange, we also changed our name from Pinecrest Services, Inc. to Silvergraph International, Inc.  We treated the share exchange as a recapitalization for accounting purposes, and New Era is now our wholly-owned subsidiary effective June 23, 2006.

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

We derive a significant portion of our revenues from one customer, accounting for approximately.93% and 73% of total sales during the three months ended and 75% and 78% for the nine months ended September 30, 2007 and 2006.  The loss of all or a substantial portion of the business from this customer could have a material adverse effect on us.

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

Results of Operations

Quarters ended September 30, 2007 and 2006 (all amounts for these periods are unaudited)

Revenues.    Our revenues decreased $230,818 or76%, to $71,739 for the three months ended September 30, 2007, as compared to $302,557 for the three months ended September 30, 2006.  The decrease in revenues was due primarily to the lack of orders by our largest customer.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross loss for the three months ended September 30, 2007 was $9,267, a decrease of $171,428 or 106% as compared to a gross profit of $162,161 for the three months ended September 30, 2006.  The gross loss for the three months ended September 30, 2007 represented 13% of revenue for that same period as compared to the gross profit for the three months ended September 30, 2006 which represented 54% of revenue for that same period.  The Company’s significant decrease in gross margin during the third quarter of 2007 versus 2006 was due to the lack of capitalization of normal fixed manufacturing costs due to low production volumes achieved by the Company during 2007.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses decreased by $59,841 , or 17% , to $294,463 for the three months ended September 30, 2007 versus $353,944 for the three months ended September 30, 2006.  The operating expenses during the three months ended September 30, 2007 represented 410% of revenue for that same period, versus the operating expenses for the three months ended September 30, 2006 which represented 117% of revenue for that same period.  The decrease in operating expenses was principally due to significant cost cutting measures undertaken by the Company during 2007.  Although such costs were not incurred by the Company during the same period in 2006, the Company did incur $64,540 of costs, classified as Reorganization expenses, during the process of completing its reverse merger

Other income (expense).    Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $34,572 during the three months ended September 30, 2007 versus other expense of $4,207 during the three months ended September 30, 2006.  The significant change was due to additional interest expense from outstanding convertible notes payable during the three months ended September 30, 2007.

Nine months ended September 30, 2007 and 2006 (all amounts for these periods are unaudited)

Revenues.    Our revenues decreased $549,851 or 77%, to $165,255 for the nine months ended September 30, 2007, as compared to $715,106 for the nine months ended September 30, 2006.  The decrease in revenues was due primarily to the lack of orders by our largest customer.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross loss for the nine months ended September 30, 2007 was $58,237, a decrease of $392,532 or 117% as compared to the gross profit of $334,295 for the nine months ended September 30, 2006.  The gross loss for the nine months ended September 30, 2007 represented 35% of revenue for that same period as compared to the gross profit for the nine months ended September 30, 2006 which represented 47% of revenue for that same period.  The Company’s significant negative gross margin during the first nine months of 2007 was due to the lack of capitalization of normal fixed manufacturing costs due to low production volumes achieved by the Company during 2007.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses increased by $112,670 , or 14% , to $896,075 for the nine months ended September 30, 2007 versus $783,405 for the nine months ended September 30, 2006.  The operating expenses during the nine months ended September 30, 2007 represented 542% of revenue for that same period, versus the operating expenses for the nine months ended September 30, 2006 which represented 110% of revenue for that same period.  The increase in operating expenses was principally due to additional expenses incurred during 2007 associated with being a public company.  Although such costs were not incurred by the Company during the same period in 2006, the Company did incur $424,540 of costs, classified as Reorganization expenses, during the process of completing its reverse merger

Other income (expense).    Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $574,899 during the nine months ended September 30, 2007 versus other income of $3,105 during the nine months ended September 30, 2006.  The significant change was due to additional interest expense, related to a beneficial conversion feature, recognized from the issuance of convertible notes payable during the nine months ended September 30, 2007.

Liquidity and Capital Resources

We derived our primary source of funds during the nine months ended September 30, 2007 from the sale of additional equity and debt securities. Working capital as of September 30, 2007 was negative $517,025 as compared to negative working capital of $375,901 as of December 31, 2006. The cash balance at September 30, 2007 was $47,230 compared to $50,425 at December 31, 2006.

Net cash used in operating activities was $701,982 for the nine months ended September 30, 2007, as compared to $852,455 for the nine months ended September 30, 2006.  During each period presented, we used net cash principally to fund our net losses.

Net cash used in investing activities was $30,950 for the nine months ended September 30, 2007 as compared to $2,051 for the nine months ended September 30, 2006.  During each period presented, we used cash to purchase additional fixed assets necessary to our business.

Net cash provided by financing activities was $729,737 during the nine months ended September 30, 2007, as compared to net cash provided by financing activities of $865,026 for the nine months ended September 30, 2006. Net cash provided by financing activities during 2006 was principally related to the sale of additional debt and equity securities of $1,080,128, respectively, which was partially offset by a repurchase of membership units, principal payments on capital leases and distributions.  The Company also issued debt securities during the nine months ended September 30, 2007, netting proceeds of $790,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $2,259,628 at December 31, 2006 and $3,788,839 at September 30, 2007.  Additionally, as of November 15, 2007, we had cash and cash equivalents of $93,111 which, along with our accounts receivable, will allow us to sustain operations for approximately 1 month.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2006 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next 12 months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this 12 month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

Item 3.  Controls and Procedures.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission.  There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

Convertible Notes

In November 2007 the Company issued additional New Notes, as described in Note 4 to the financial statements included with this report.  The Company issued New Notes in the aggregate principal amount of $203,500 to six accredited investors.  The New Notes bear interest at a rate of ten percent (10%) per annum. The Company will pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly.  All principal and unpaid interest is due on August 31, 2009.

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

(c)

Mandatory Conversion.  Upon the establishment of the Class A Senior Convertible Preferred series of stock by the Company entitled Silvergraph International, Inc. Certificate of Designation of Class A Senior Convertible Preferred Stock, this Note and accrued but unpaid interest shall immediately and automatically convert into Class A Senior Convertible Preferred Stock at a conversion price per Preferred Share equal to one dollar ($1.00).   Upon the Mandatory Conversion, this Note shall cease to exist and all rights and obligations of the Borrower and Holder shall terminate.  The Company shall provide written notice to the Holder of the Mandatory Conversion including the date of the establishment of the Class A Senior Convertible Preferred Stock and shall issue to Holder fully paid and nonassessable shares of Class A Senior Convertible Preferred Stock as soon as reasonably practicable.

Item 6.  Exhibits.

Exhibit
Number	Description
10.1	James Chase Consulting Agreement between Silvergraph and James Chase, dated September 10, 2007
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date: November 19, 2007

By: /s/ James R. Simpson

James R. Simpson, Chief Executive Officer

(Principal Executive Officer)

Date: November 19, 2007

By: /s/ Gary Freeman

Gary Freeman, Chief Financial Officer

(Principal Financial Officer)