Form 10-K
period 2007-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2008-04-15
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-30951

SILVERGRAPH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	67-0695367 (I.R.S. Employer Identification No.)
11919 Burke Street, Santa Fe Springs, CA (Address of principal executive offices)	90670-2507 (Zip Code)

Registrant’s telephone number, including area code:  (562) 693-3737

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $16,402,493.

The number of shares outstanding of the registrant’s common stock as of March 31, 2008, was 36,056,265.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.

Business

3

Item 1A.

Risk Factors

12

Item 2.

Properties

16

Item 3.

Legal Proceedings

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

17

Item 6.

Selected Financial Data

18

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

19

Item 8.

Financial Statements and Supplementary Data

25

Item9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

25

Item 9A.

Controls and Procedures

25

Item 9B.

Other Information

26

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

26

Item 11.

Executive Compensation

27

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

28

Item 13.

Certain Relationships and Related Transactions, and Director Independence

31

Item 14.

Principal Accountant Fees and Services

32

PART IV

Item 15.

Exhibits, Financial Statement Schedules

32

Signatures

33

In this annual report the words "we," "us," "our," and the "Company" refer to Silvergraph International, Inc. and New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC).

FORWARD LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and  actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Statements made in this Form 10-K that are not historical or current facts are  "forward-looking  statements" made pursuant to the safe harbor  provisions of Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities  Exchange Act of 1934, as amended.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent our best judgment as to what may occur in the future.  These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities.   The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.   In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.  BUSINESS

Historical Development

On March 7, 1986, Hystar Aerospace Marketing Corporation of Nebraska (“Hystar”) was incorporated in Nebraska as a wholly-owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation.  On February 10, 1999, Pinecrest Services, Inc. (“Pinecrest”) was incorporated in Nevada and Hystar completed a change of domicile merger with Pinecrest solely to change the domicile of Hystar from Nebraska to Nevada.  We changed our name from Pinecrest Services, Inc. to Silvergraph International, Inc. on June 23, 2006 in connection with the share exchange, described below.

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

On June 23, 2006, Silvergraph and New Era Studios, Inc., a Nevada corporation and successor in interest by merger to Silvergraph LGT, LLC, a Delaware limited liability company, executed an Agreement and Plan of Share Exchange, pursuant to which the shareholders of New Era exchanged their issued and outstanding shares of New Era common stock for shares of restricted Silvergraph International common stock.  Effective as of June 23, 2006 New Era is our wholly-owned subsidiary.  We treated this transaction as a recapitalization for accounting purposes, with New Era deemed the accounting acquirer and Silvergraph International the legal acquirer.

In accordance with the closing of the share exchange agreement on June 23, 2006, we issued 32,400,000 shares of our common stock to the former shareholders of New Era in exchange for all of the 224 issued and outstanding shares of New Era common stock on the basis of 144,642.86 shares of our common stock for every one share of New Era common stock.   The management of Silvergraph resigned and management connected with New Era was appointed to fill the vacancies.  (See Part III, Item 10.  Directors, Executive Officers and Corporate Governance, below.)

We had 36,000,015 shares of common stock issued and outstanding as of June 26, 2006 as a result of the retirement of 15,000,000 shares of common stock held by VIP WorldNet, Inc., which resulted in a reduction of our issued and outstanding common stock, and the subsequent issuance of the 32,400,000 shares of our common stock to the former shareholders of New Era in connection with the share exchange.  As a consequence of the retirement of our common stock and the issuance of shares in the share exchange, the former shareholders of New Era  held approximately 90% of our issued and outstanding common stock.  The share exchange is deemed to be a recapitalization for accounting purposes.  We expect the share exchange agreement and the transactions contemplated under that agreement to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code.

On September 14, 2006  we incorporated a wholly-owned subsidiary, TxTura, Inc. in the state of Nevada (“TxTura”).   TxTura’s business purpose was to offer a compelling business opportunity to home based businesses to represent and sell our patent-pending products.   However, Txtura became inactive in October 2007.

Our Business

Through our operating subsidiary, New Era, we develop and distribute wall art to the $12.5 billion U.S. mass wall art market.  From inception through 2004, we focused our activity on developing and refining our patent-pending and proprietary technology with only modest, non-strategic, sales and revenue.  Our patent-pending technology significantly lowers the cost of producing textured fine art quality prints.  A result of this lower production cost is the enlargement of our potential customer base that can now afford prints that previously fine art galleries might sell for thousands of dollars.

Based on the 2006 report by Unity Marketing entitled “The Art, Wall Décor, Custom Framing & Picture Frame Market”, the United States art industry was an approximately $21.8 billion market, including the $12.5 billion U.S. art reproduction market.  The United States art industry includes unframed prints (open and limited editions), framed prints (open and limited editions), canvas, giclée, originals and custom frames.  The U.S. art industry is highly fragmented, commoditized and leaderless.  The predominant style of art reproduction currently sold in the industry is a paper art print framed behind glass.  Our patent-pending technology enables us to introduce to the industry a collection of textured fine art prints on multiple surfaces at prices similar to those which currently exist in the market.  We believe consumers desire high quality textured fine art at prices similar to that which they have historically paid for décor paper prints under glass.

In 2005, we successfully “soft launched” our product with an established home décor company that sells through 100,000 independent sales representatives throughout the United States, Canada and Mexico.  This customer expanded the program by adding new stock keeping units and ordered 60,000 units in the first 12 months.

In 2006 we expanded our operations, to meet increased demand from our existing clients and to develop product targeting the home furnishings market.  With respect to product development, we partnered with Applejack Art Partners, an art publishing company in Manchester, Vermont, to help develop and select new trend oriented images with the goal of releasing a series of exclusive art collections utilizing our patent-pending technology. In December 2006, we soft launched our first exclusive art collection in the United States.

In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client.  In response, we attempted to accelerate the development of our in-house sales channel to home furnishings and accessory retailers.  To that end, in July 2007 we hired an art sales, marketing and design company based in Seattle which brought to us an existing client base.  To service and grow the Seattle group’s client base, we needed to raise capital which we were unable to accomplish on terms acceptable to us.  Accordingly, we terminated our contract with the Seattle group in December 2007.   Separately, without sufficient resources we were forced to cease our investment in the development of TxTura.  Given the challenges we were experiencing in developing sales channels and the unexpected contraction of our largest client, in December 2007, the board of directors determined that we should seek to merge with a larger art company with established sales channels which could benefit from our technology.

In 2008 and beyond, we are assessing various strategies to best enhance value for our shareholders including the sale to or merger with a larger art organization that would benefit from our technology.  To that end, on a confidential basis, we have entered into formal discussions with an established art company, have raised interim bridge capital to support our operations and have taken significant steps to lower our cost of operations.   However, we cannot guarantee that these actions will ensure our continued operations.

The United States Art Market Overview

During 2005, the United States art industry used the following distribution channels from which it generated the following estimated dollars and percentage of sales.

Distribution Channels:

	Retail Sales	Percentage of Market
Art Specialty Stores (including Art Galleries & Fairs)	$ 6.8 billion	31.2%
Home Furnishing	$ 3.6 billion	16.5%
Department / Discount Stores	$ 3.3 billion	15.1%
Craft & Hobby Stores	$ 2.6 billion	11.9%
Gift, Museum	$ 1.2 billion	5.5%
Non-Store Retailers	$ 1.1 billion	5%
Other	$ 3.13 billion	14.3%
Total	$ 21.8 billion	100%

The United States art market effectively consists of two segments, the mass art market and the fine art gallery market, the characteristics of each of which we describe below:

Mass Art Market

•

$12.7 billion U.S. Market

•

Distribution Channels:  All retail channels except art galleries and other art specialty stores.

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

Fine Art Gallery Market

•

$9.1 billion U.S. Market

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

Art Printers

Giclée Printing – Giclée utilizes high-end wide-format ink jet printers to reproduce fine art.  It is highly flexible and can accommodate multiple surfaces, from art canvas and paper to certain types of plastic.  Giclée has become the dominant fine art reproduction method within the last few years mainly due to its ability to cost effectively accommodate short print runs (typically less than 250 units)while maintaining quality.  Giclée printers market their capabilities to artists and fine art publishers who typically require quality and short print runs.Giclée suffers manufacturing limitations.  Its first limitation is its inability to generate operating leverage for long print runs of greater than 250 prints.  The first print costs the same to produce as the last print, thereby limiting the cost savings related to a long print run to merely purchasing power.  A second limitation relates to its production costs.  The primary materials used in the Giclée process materials, ink and printed surface, must be adjusted to work in the press.  Specifically, the ink must be refined to enable the ink to be sprayed through the jet nozzle and the printed surface must be treated to accept the ink, thereby raising materials costs on a per unit basis materially above other printing methods.  Lastly, Giclée printing does not offer the prospect of machine based texturing. The Giclée printing market, like the art market as a whole, is highly fragmented, consisting principally of small companies with limited marketing capabilities.  As few barriers to entry to enter this business currently exist, the market is commoditizing rapidly.  Giclée printers who are extending their services to include warehousing, fulfillment, embellishing and framing are gaining market share.  Some recognized giclée printers include Harvest Productions in Anaheim, California, Hunter Editions in Kennebunk, Maine, Nash Editions in Manhattan Beach, California and Artisimo in Scottsdale, Arizona.

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

During the last eight years, a number of serigraphy printers have transitioned from the business or downsized.  The last economic downturn drove the art market toward giclée resulting in the closings of serigraphy printers.  Most remaining serigraphy printers employ single station presses utilizing the traditional color matching approach.  Such assets and approach will not yield the pricing necessary to penetrate the mass art market.  Current serigraphy printers include Kolibri Art Studio in Torrance, California, and Golden Gate Editions in San Francisco, California.

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

Our product development process is slightly different than the traditional process because we print (utilizing our patent- pending technology), frame, inventory and distribute our product from our facility.  Historically, we have outsourced our product design to Applejack, an established art publisher, and outsource commodity oriented printing to established lithography printers.  Our contract with Applejack specified that Applejack will deliver exclusive, trend-oriented, marketable images to us periodically during the contract’s initial 10-month term, expiring at the end of 2006.  We have elected not to renew the contract with Applejack. Applejack received $10,000 per month during the term of the contract and will receive either 5% or 8% of the net wholesale price depending on the packaging of the product. In the future, we intend to recruit an experienced product designer who will develop our in-house product development organization.  Once an image has been designed, we will print, frame, inventory, market and distribute the product to the various selling channels discussed below.

Our Pricing and Marketing

Our target retail price for our premium products ranges from $100 to $500.

	Silvergraph Print	Competitor Print
Description:	Fine art textured print	Non-textured print
Target market:	Mass art market	Mass art market
Surfaces:	Canvas, paper, acrylic, glass and others	Paper predominately, some canvas
Texture:	Extensive & customizable	Very little. Processes include roller coat, vinyl and hand-applied
Framed:	Framed & unframed	Framed & unframed
Dimensions:	Multiple	Multiple
Imagery:	Library or client supplied	Library or client supplied
Wholesale price:	$7.00 to $20.00 per sheet of 1000 sheet order of 28” x 40” dimension unframed depending on level of texture and surface.	$2.00 to $10.00 per sheet of 1000 sheet order of 28” x 40” dimension unframed.
Retail price with identical frames:	$10 to $500	$10 to $500
Retailer experience	Textured product offered in a commoditized market; Higher gross margin, customizable branded product and marketing support	Commodity product

Sales Strategy

We intend to build a direct sales organization consisting of an accounts team and an indirect sales force comprised of independent sales representatives.  Initially, we will pursue three separate sales channels:

*

National Retail Accounts (Large Retail and Specialty Retail)

Based upon management’s informal research, this group represented approximately 11.6% of the retail market for art with sales of $3.3 billion in 2005. We do not intend to target the low-end discount retailers (TJMaxx, Burlington, Annas Linens, Value City), because such effort would undermine the credibility of our patent-pending product. .  At the high end (Neiman Marcus, The Bombay Company), our efforts will likely incorporate a broad array of configurations of our prints.  We will also support our clients with certificates of authenticity, artist biographies and point of sale materials, if any.

*

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

*

Home Furnishings Industry (including Interior Designers)

Based upon management’s informal research, the home furnishings industry had 4,643 home furnishing companies in the U.S. and Canada, of which only 23 chains operated more than 100 stores and where the top 100 companies had 41% of sales.  Over 2,000 home furnishing companies had three or more storefronts.  In 2005, this group represented the third largest distribution channel for art sales at 12.8% of the market or $3.6 billion.

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

*

Home-Based Businesses In early 2007, we soft launched TxTura, our wholly- owned subsidiary targeting the estimated 20 million home-based businesses in the United States.  TxTura’s objective is to offer a compelling business opportunity to home based businesses to represent and sell our patent-pending products.  We developed a unique compensation structure, Internet-based tools and selling materials to support our representative’s sales efforts.  Further, we developed an exclusive line of limited edition prints to be marketed through the newly launched business.  We believe TxTura is complementary to our home furnishings and custom manufacturing efforts because it will not create confusion between and among our several sales channels.  However, due to unexpected contraction of our business in 2007 TxTura became inactive.

Manufacturing

We operate in two adjacent buildings with a total of a 20,700 square feet leased in Santa Fe Springs, California, approximately 15 miles south of Los Angeles, housing our pre-press, printing, framing and administrative departments.   Our predecessor has operated as a printer in the current facility for more than 10 years.  We believe that the manufacturing plant is capable of printing up to 80,000 20”x24” premium prints per month assuming the staffing of a second shift with no additional material capital improvements   Further, we believe that the plant is capable of framing up to 10,000 24”x30” prints per month with the addition of a second shift with no additional material capital improvements

While we believe our capital assets provide sufficient capacity for our immediate anticipated growth, we may from time to time purchase or lease new capital equipment where appropriate to meet anticipated growth in demand.  In addition to the current plant, we are exploring relationships with other domestic and foreign manufacturers to cost-effectively respond to potential demand increases.  Additionally, in the future we may acquire a mass art framer to provide additional framing capacity.

We maintain and operate multiple printing presses in our facility.  One of the presses is a unique multi-station press that we brought on-line in 2003.  This multi-station printing press is critical to our operations and incorporates portions of our patent-pending technology as well as proprietary trade secrets.  To date, the multi-station press has operated at or above specifications without material unexpected stoppages.  In the future, any material unplanned stoppages of the multi-station press could have a material adverse impact on our operations.  As a precaution, we maintain certain spare parts at our facility for press failures and the manufacturer maintains domestic supply of the remaining parts.

Major Suppliers

All of our raw materials, including frame molding, screen mesh, emulsion, staples and packaging materials are generally available and we source from multiple suppliers, except our proprietary inks and canvas.  Because our inks are proprietary, currently we sole source through TW Graphics in City of Commerce, California, We also sole source our canvas through Worthen Industries in Nashua, New Hampshire, due to its superior printing characteristics.  Historically, we have not suffered inadequate access to raw materials.  Our relations with each supplier are good.

Major Customers

Currently, we are highly dependent on three customers for sales.  Home Interiors & Gifts, located in Carrollton, Texas, represented 70% of our total sales in 2006, and 47% of our total sales in 2007.  American Furniture represented 23% of total sales for 2007.  We believe our relationship with these clients is good and we expect to grow the account.  We do not have a long-term contract with the client, and as such, the client could terminate the relationship at any time.  We intend to diversify the sources of our revenue through the release of our collection of images to the public as soon as practicable.

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

Patents and Intellectual Property

We are currently prosecuting Application No. PCT/US2005/028501 filed with the USPT on February 8, 2007.  The Application describes and claims the mechanical deposit of ink to emulate hand painted original works of art.  This application claims priority to U.S. Provisional Patent Application Serial No. 60/600,192 filed on August 10, 2004.  The applications cover the process and technology used to mechanically deposit ink in a way that emulates hand-applied brushstrokes and other artistic techniques.

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

Employees

We currently have one part-time and three full-time employees.  We believe that our employee relations are good.  We intend to continue to conduct business primarily using our employees and consultants.  However, it is likely that some consultants will become employees in the future.  We believe that we will hire additional employees and consultants in the future as our operations grow.  We may outsource some activities, in whole or in part, such as manufacturing, telemarketing, public relations, pre-press, fulfillment, shipping, distribution, and image design and development.  We have no union employees.

ITEM 1A.  RISK FACTORS

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

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through December 31, 2007, incurred an accumulated deficit of  $4,242,582.   We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. In addition, our independent registered public accountants have raised substantial doubts in connection with their opinion related to our audited financial statements as to our ability to continue as a going concern. Specifically, in order to continue as a going concern we will need to raise additional funds to:

*

support our planned growth and carry out our business plan;

*

address competing technological and market developments; and

*

market and develop our wall art products.

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

In prior years we entered into transactions with our president, director and 22.5% shareholder, William W. Lee, and other entities that he controls.  (See Item 13.  Certain Relationships and Related Transactions, and Director Independence, below). Our board has not made a determination as to whether these related-party transactions were made on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our board has adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

The loss of our customer, Home Interior & Gifts, could result in reduced revenues for us that we may not be able to replace.

Currently, we are highly dependent on one customer, Home Interiors & Gifts, located in Carrollton, Texas.  This customer represented 70% of our revenue in 2006 and 47% in 2007.  We do not have a long-term contract with the client, and as such, the client could terminate the relationship at any time.  In the event that we lose this customer, we may be unable to replace in whole or in part the lost revenue generated from that customer and necessarily the net income received therefrom.   To date, we have not consummated a contract with any new customers who generate significant revenue and income for us, but we intend to diversify the sources of our revenue through the release of our exclusive collection of images to the public as soon as practicable.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.  We cannot assure you as to our independent auditors’ conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

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

The SEC's penny stock regulations may restrict trading of our stock, which may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  The penny stock rules, which initially govern our securities, impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual incomes for the last two years and anticipated incomes for this year exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  A broker-dealer must provide to a customer orally or in writing the bid and offer quotations, and the broker-dealer and salesperson compensation information prior to effecting the transaction.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 2.  PROPERTIES

Our headquarters are located at 11919 Burke Street, Santa Fe Springs, California.  This property consists of two adjacent buildings with a total of 20,700 square feet.  We and New Era sublease this property from William W. Lee through December 31, 2008.  Our rent in 2007 on that building was $72,072.  Beginning January 1, 2008, our rent will increase to $74,151 per annum.  (See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, below).

On October 1, 2007, we also leased, through our wholly-owned subsidiary, New Era, a 9,150 square foot building located at 11925 Burke Street, adjacent to the 11919 Burke Street property, which 11925 Burke Street property lease will expire on September 30, 2010.  Our current rent on that building is $0.73 per square foot, equal to $80,400 per annum.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against the Company or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against the Company or have any material interests in actions that are adverse our own

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 2007 shareholders holding a majority of our common stock approved by written consent an increase in our authorized common stock from 100,000,000 to 600,000,000.  An aggregate of 36,018,765 shares of the outstanding 36,056,265 shares were voted in favor of the increase in authorized common stock.   However, our board of directors subsequently determined this action would not be in the best interest of the corporation and on February 29, 2008 shareholders holding 36,018,765 shares of the outstanding 36,056,265 shares approved the rescission of the prior written consent.  Also, on February 29, 2008 the shareholders approved a reverse stock split of our outstanding common shares to become effective 20 days after the mailing date of a Schedule 14C to our shareholders and upon closing of the anticipated acquisition.  The reverse stock split shall be between the range of 15-to-1 to 30-to-1; with the ratio resulting in approximately 3,000,000 common shares remaining outstanding.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “SVGI.”  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The following table represents the range of the high and low bid prices of our common stock for each quarter of the 2007 and 2006 years as reported by Pink Sheets LLL and the OTC Bulletin Board.  The following quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2007		2006
Fiscal Quarter Ended	High	Low	High	Low
March 31	$ 1.01	$ 0.54	$ 1.01	$ 0.25
June 30	0.91	0.60	1.29	0.20
September 30	0.60	0.54	1.30	0.80
December 31	0.54	0.18	1.12	0.77

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

*

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

*

issued by a registered investment company;

*

excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets.

Trading in the penny stocks is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of March 31, 2008 there were approximately 113 shareholders of record holding 36,056,265 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

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

Recent Sales of Unregistered Securities

On February 6, 2008 we issued 1,000,000 shares to Mirador Consulting, Inc. in consideration for consulting services valued at $70,000.   We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is based on the consolidated financial statements of Silvergraph International, Inc. and New Era Studios, Inc. for the years ended December 31, 2007 and 2006.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at page F-1.

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 17,737	$ 50,425
Total current assets	38,829	377,737
Total assets	188,675	660,463
Total current liabilities	766,077	753,638
Long-term obligations	790,000	325,000
Total liabilities	1,556,077	1,100,000
Accumulated deficit	(4,242,582)	(2,259,628)
Total stockholders’ deficit	$ (1,910,902)	$ (439,537)

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 261,035	$ 867,753
Cost of sales	475,954	432,243
Gross profit (loss)	(214,919)	435,510
Total operating expenses	1,148,150	1,123,788
Net loss from continuing operations	(1,363,069)	(1,112,818)
Total other income (expense)	(619,885)	(22,036)
Net earnings (loss)	$ (1,982,954)	$ (1,134,854)
Net earnings (loss) per share	$ (0.05)	$ (0.04)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Executive Overview

In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client, Home Interiors & Gifts.  In response, we attempted to accelerate the development of our in-house sales channel to home furnishings and accessory retailers. To that end, in July 2007 we hired an art sales, marketing and design company based in Seattle which brought to us an existing client base.   To service and grow the Seattle group’s client base, we needed to raise capital that we were unable to accomplish on terms acceptable to us.  Accordingly, we terminated our contract with the Seattle group in December 2007.   Separately, without sufficient resources we were forced to cease our investment in the development of TxTura.  Given the challenges we were experiencing in developing sales channels and the unexpected contraction of our largest client, in December 2007, the board of directors determined that we should seek to merge with a larger art company with established sales channels which could benefit from our technology.

In 2008 and beyond, we are assessing various strategies to best enhance value for our shareholders including combining with a larger art organization that would benefit from our technology.  To that end, on a confidential basis, we have entered into formal discussions with an established art company, have raised interim bridge capital to support our operations and have taken significant steps to lower our cost of operations.

Liquidity and Capital Resources

We derived our primary source of funds during the year ended December 31, 2007 from the sale of additional equity and debt securities. Working capital as of December 31, 2007 was negative $727,248 as compared to negative working capital of $375,901 as of December 31, 2006. The cash balance at December 31, 2007 was $17,737 compared to $50,425 at December 31, 2006.

Net cash used in operating activities was $950,469 for the year ended December 31, 2007, as compared to $1,094,718 for the year ended December 31, 2006.  During each period presented, we used net cash principally to fund our net losses.

Net cash used in investing activities was $30,949 for the year ended December 31, 2007, as compared to $2,051 for the year ended December 31, 2006, which represented minor purchases of property and equipment.

Net cash provided by financing activities was $948,730 during the year ended December 31, 2007, as compared to net cash provided by financing activities of $976,160 for the year ended December 31, 2006.  Net cash provided by financing activities during 2007 and 2006 was principally related to the sale of additional debt securities of $1,008,500 and $605,000, respectively, which was partially offset by a repurchase of membership units and principal payments on capital leases and distributions. The Company also issued equity securities during the year ended December 31, 2006, netting proceeds of $600,128.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $4,242,582 at December 31, 2007.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2007 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Debt to Equity Conversion

During 2006 and 2007 we entered into convertible equity financings in which we received an aggregate of $1,333,500.  The terms of the convertible instruments are discussed below.  In April 2008 we entered into conversion agreements with the note holders to convert the outstanding debt of $1,737,542 into approximately 23,000,000 shares of common stock.  (See Note 9 to the financial statements.)

PIK Notes.  During 2006 we issued 8.5% convertible PIK notes in the aggregate principal amount of $325,000 and warrants to purchase 143,000 shares of our common stock to accredited investors. We issued the notes and warrants pursuant to subscription agreements with each investor. We used the proceeds of this financing for general working capital purposes.

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

During 2007 we issued additional 8.5% convertible PIK notes in the aggregate principal amount of $465,000 and warrants to purchase 204,600 shares of our common stock to accredited investors.  We issued the notes and warrants pursuant to subscription agreements with each investor.  We will use the proceeds of this financing for general working capital purposes.

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

New Notes.  During 2007 the Company issued mandatory convertible notes payable (the “New Notes”) in the aggregate principal amount of $543,500, which was outstanding as of December 31, 2007. The notes will bear interest at a rate of ten percent (10%) per annum. The Company will pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly.  All principal and unpaid interest is due on August 31, 2009.

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

The holders of the New Notes shall have the right of first refusal on all equity financings contemplated by the Company.  The Company will prepare and file a registration statement covering the resale of the common stock issuable upon conversion of the Note within 90 days after the issue date of the Note.  The Company will use its best efforts to have the registration statement declared effective by the SEC within 90 days after the filing.

O’Dwyer Note.  The Edward Brian O’Dwyer Separate Property Trust, one of our shareholders, loaned to New Era Studios, Inc., our wholly-owned subsidiary, $280,000 in June 2006. In consideration of this loan, New Era issued a promissory note on June 23, 2006 to and in favor of the O’Dwyer trust in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by New Era on September 23, 2006.  New Era issued a second amended and restated promissory note on September 27, 2006 to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The O’Dwyer trust did not, pursuant to the terms of the amended and restated note, elect to require New Era to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by New Era’s issuance of a third amended and restated promissory note on December 31, 2006.  The third amend and restated note extended the maturity date of the note from December 31, 2006 to June 30, 2007.

During May 2007, New Era and the O’Dwyer Trust agreed that upon the closing of a New Notes capital raise with net proceeds of at least $500,000, the O’Dwyer Trust will agree to receive a cash payment of 10% of the net proceeds of the New Notes and convert the remaining balance to the New Notes or other security containing materially similar characteristics.  As of December 31, 2007, $280,000 of this note payable was outstanding.

Bridge Financing

In February 2008 the Company issued convertible promissory notes in the aggregate principal amount of $150,000 pursuant to  a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and Thomas G. Schuster and Antaeus Capital Partners, LLC, accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of 7% convertible promissory notes, due on June 30, 2008.  We intend to use the $150,000 for debt repayment and working capital.  The Company will pay all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity.  If the Company combines via merger, acquisition, reverse merger or similar process with a private company doing business in the wall art industry (the “Combination”), the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock at the closing of such Combination at the conversion price, discussed below.  Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of the lower of $0.045 per share or $1.08 divided by the reverse split ratio declared by the Board of Directors as part of a Combination.  In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the note, however, shall never be adjusted to less than $0.01 per share.  Additionally, if the Company does not complete an anticipated Combination transaction with a private company by June 30, 2008 whereby the private company owns up to 90% of the surviving entity, the conversion price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the notes to own upon conversion the number of shares of common stock of the Company determined to be 51% of the outstanding common stock on a fully-diluted basis and the remaining holders of the notes to own a pro rata number of common shares of common stock of the Company.  The Company also is required to register the underlying shares of the convertible promissory notes on its first filed registration statement subsequent to the issuance of such notes.

The notes will be secured by all of the assets of New Era Studios, Inc., our wholly-owned subsidiary, under a security agreement.  Silvergraph may not prepay the notes and so long as the notes are outstanding, we must obtain written approval from the note holders for certain actions identified in the notes, including, but not limited to, the issuance of debt, acquisition or sale of a material asset and issuance of dividends to common stockholders.  The security agreement will be null and void if the notes convert into a majority of Silvergraph’s common stock.  In addition, the holders of the notes have a right of first refusal on all equity financings contemplated by Silvergraph.

Mirador Consulting, Inc. Agreement

Silvergraph entered into Consulting Agreement with Mirador Consulting, Inc., a Florida  Corporation (“Mirador”) that was effective January 10, 2008.  For a term of one year, Mirador will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce Silvergraph to various members of the financial community.  In consideration for Mirador’s service we will pay $1,000 per month until April 31, 2008 and $3,000 a month thereafter for the remainder of the one year term.  We issued 1,000,000 shares to Mirador upon the signing of the Consulting Agreement and agreed to issue 800,000 shares to Mirador upon the closing of our combination with a private company.  These shares are restricted and have “piggy back” registration rights.  In the event that Mirador introduces Silvergraph to an institution or individual that provides funding to the Company, then we will pay five percent of the total amount of the net transaction to Mirador.

Mirador agreed to maintain the confidentiality of any material non-public information or data it might receive from Silvergraph, unless we provide written consent and approval for the disclosure.  The parties agreed to indemnify each other for any damages caused by the other party and the consulting agreement may be terminated with or without cause by providing a thirty day written notification to the other party.

Results of Operations for Years ended December 31, 2007 and 2006

Revenues.  Our revenues decreased $606,718, or 70%, to $261,035 for the year ended December 31, 2007, as compared to $867,753 for the year ended December 31, 2006.  The decrease in revenues was due primarily to the slowdown in orders by our largest customer and from the declining economic conditions throughout the United States.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.  The gross loss for the year ended December 31, 2007 was $214,919, a decrease of $650,429, or 149%, as compared to a gross profit of $435,510 for the year ended December 31, 2006.  The gross loss for the year ended December 31, 2007 represented 82% of revenue for that same period as compared to the gross profit for the year ended December 31, 2006 which represented 50% of revenue for that same period.  The Company’s gross margin percentage in 2007 was significantly lower due to the Company providing reserves against all of its remaining inventory due to its inability to sell it to customers.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.  Operating expenses increased by $24,362, or 2%, to $1,148,150 for the year ended December 31, 2007 versus $1,123,788 for the year ended December 31, 2006.  The operating expenses during the year ended December 31, 2007 represented 440% of revenue for that same period, versus the operating expenses for the year ended December 31, 2006 which represented 129% of revenue for that same period.  The slight increase in operating expenses was principally due to additional expenses incurred during 2007 associated with being a public company for an entire year, while the Company only absorbed such public company costs during six months of 2006.

Reorganization expenses.

We incurred $424,540 of expenses in conjunction with completing our share exchange during 2006.

Other income (expense).    Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $619,885 during the year ended December 31, 2007 versus other expenses of $22,036 during the year ended December 31, 2006.  The significant change was due to additional interest expense related to a beneficial conversion feature recognized from the issuance of convertible notes payable during 2007.

Warrant

As of the date of this report, in addition to the outstanding warrants related to the convertible notes, we have an outstanding warrant to purchase a total of 488,170 shares of common stock, at a weighted average exercise price of $0.139 per share.  New Era issued this warrant to our former chief financial officer, Gary Freeman on June 12, 2006, which is to expire on January 26, 2011.  This warrant contains anti-dilution provisions providing for adjustments of the exercise price and the number of shares of common stock underlying the warrant, registration rights and piggy-back registration rights.  In addition, under the warrant we may cancel Mr. Freeman’s right to exercise up to 50% of the shares of our common stock in the event that he or Bandari Beach Lim & Cleland LLP, of which Mr. Freeman is a partner, cancels a letter of understanding between Bandari and New Era for reasons not involving nonpayment of fees to Bandari, material adverse alteration of Mr. Freeman’s duties as chief financial officer, breach, fraud or other designated reasons.  Our right to cancel up to 50% of Mr. Freeman’s exercise rights underlying the warrant decreased ratably each month beginning July 1, 2006 and ending June 30, 2007, accordingly we no longer have the ability to cancel any percentage of Mr. Freeman’s exercise rights.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Although seasonality has not historically been material, we believe that as our business expands, seasonality will begin to affect our quarterly results of operations.

Critical Accounting Policies

 The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. On a regular basis, we review the accounting policies we use in reporting our financial results.

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

Accounts Receivable

We extend credit to our customers.  We generally do not require collateral.  We provide for credit losses in the consolidated financial statements based on our evaluation of historical and current industry trends. Although we expect to fully collect amounts due, actual collections may differ from estimated amounts.

Inventories

We state inventories at the lower of cost or market.  We determine cost on a standard cost basis which approximates the first-in, first-out (FIFO) method.  We give appropriate consideration to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 35.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with our independent registered public accounting firm for the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

*

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

*

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

*

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the COSO framework to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective and no material deficiencies were found.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.  The number of directors is currently fixed at five.  The initial terms of office of our directors will expire upon the election and qualification of directors at our next annual meeting of stockholders.  All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

In March 2008 James R. Martin resigned his positions of Treasurer, Vice-president of Sales and Marketing and Director, and Evan Levine and Gary R. Martin resigned their positions as Directors.  The board of directors intends to appoint William W. Lee to fill the position of Treasurer on April 15, 2008.   Mr. Gary Freeman also resigned as our Chief Financial Officer in March 2008, but he will remain on as a consultant to handle financial matters.

Name	Age	Position	Term of Director
James R. Simpson	38	Chief Executive Officer, Secretary and Director	From June 2006 until our next annual meeting.
William W. Lee	56	President and Director	From June 2006 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the SEC, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Code of Ethics

We adopted a Code of Ethics for the Chief Executive Officer, the President and Financial Executives in June 2006. Upon written request we will provide a copy of the Code of Ethics to any person without charge.  Address your request to:

Shareholder Communications

Silvergraph International, Inc.

11919 Burke Street

Santa Fe Springs, California 90670-2507

Committees

In June 2006 our board of directors considered establishing an audit, nominating and compensation committee; however, the board of directors decided to delay such action until the Company seeks listing on the Nasdaq Stock Market and /or these  committees are required by regulation.  Therefore, we do not currently have an audit committee; accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary	Non-equity Incentive Plan Compen-sation	All Other Compen-sation	Total
James R. Simpson CEO, Secretary	2007	$ 72,692	0	0	$ 72,692
	2006	77,965	0	0	77,965
William W. Lee President	2007	$ 81,577	0	0	$ 81,577
	2006	81,375	0	0	81,375
Gary Freeman Former CFO	2007	$ 74,024	0	0	$ 74,024
	2006	76,786	0	$ 30,174 (1)	106,960
James R. Martin Former Treasurer and VP Sales & Marketing	2007	$ 74,307	0	0	$ 74,307
	2006	68,660	$ 17,756 (2)	0	86,416

(1)   Represents value of warrant to purchase 488,170 common shares computed in accordance with FAS 123R.

(2)   Represents deferred commissions on sales.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On April 11, 2008 James R. Martin, William W. Lee and James R. Simpson terminated their employment agreements with New Era.  The Termination Agreement provided that each executive’s unpaid salary as of the date of the agreement would remain an outstanding obligation on the books and records of the Company until the salary was paid or Silvergraph merged with a separate company unaffiliated with any of the executives.   In the case of a merger each executive’s unpaid salary would be converted into common stock at $0.08 per share.  As of the date of the agreement Mr. Martin had $12,452 in unpaid salary, Mr. Lee had $8,885 in unpaid salary and Mr. Simpson had $22,615 in unpaid salary.

Former Employment Agreements

During the year ended December 31, 2007 New Era employed Messers. Simpson, Lee and Martin.   Mr. Simpson’s employment agreement provided that he would receive an annual base salary of $82,000 and Mr. Lee’s employment agreement provided that he would receive an annual base salary of $82,000,

During the year ended December 31, , Mr. Martin’s employment agreement provided that Mr. Martin would receive an annual base salary of $82,000.  In addition, his agreement provided that he would receive a signing incentive of $27,000 as well as a commission on the gross sales of New Era.  Mr. Martin received a 5% commission on all gross sales of New Era until the Company fully paid the signing incentive, at which time the commission percentage became 2.5% on all gross sales.  In 2006, Mr. Martin received $8,878 in signing incentive payment.

Each employment agreement provided that in the event that we terminate the executive without cause or if the executive resigns for certain designated reasons, the executive retains his monthly base salary for twenty-four (24) months after the month of termination and payment thirty (30) days after termination of any incentive bonus for measurement periods already ended at the date of termination.  The executive was also entitled to receive benefits from Silvergraph International for eighteen (18) months following such termination.  Each of these employment agreements provided for a reduction in severance pay in the event that the executive earns any base compensation from another employer during the period of base salary continuation.  However, the termination provisions were waived pursuant to the Termination Agreement that Messrs. Simpson, Lee and Martin entered into on April 11, 2008.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officer, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to the named executive officer at or in connection with the resignation, retirement or other termination of the named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Outstanding Equity Awards

At December 31, 2007, Gary Freeman, our Chief Financial Officer, held a warrant to purchase 488,170 shares of Silvergraph common stock at an exercise price of $0.139 for a term of five years.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2007.   This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	588,170	$ 0.24	1,000,000
Total	588,170	$ 0.24	1,000,000

(1)

Represents options to purchase 100,000 common shares and warrants to purchase 488,170 common shares under individual compensation plans.

Stock Option Plan

Our board of directors approved a stock option plan on June 26, 2006.  The purpose of the 2006 stock option plan is to promote our interests by attracting key employees and directors, providing each of our key employees and directors with an additional incentive to work to increase the value of our common stock and providing key employees and directors with a stake in our future, which corresponds to the stake of the stockholders.  Our Board reserved for issuance a total of 1,000,000 shares of common stock under the 2006 stock option plan.  We have not granted any options to date.  Our Board in approving the 2006 stock option plan has recommended that the shareholders approve this 2006 stock option plan.  We anticipate that a majority of our shareholders will approve this 2006 stock option plan by written consent.  Assuming the execution of a written consent by a majority of our shareholders, we intend to file an information statement with the SEC to reflect this written consent, followed by the delivery of the information statement to our shareholders.

Each stock option granted under the 2006 stock option plan will entitle the holder to purchase the number of shares of common stock specified in the grant at the purchase price specified.  The 2006 stock option plan authorizes the Compensation Committee to grant:

*

incentive stock options within the meaning of Section 422 of the Internal Revenue Code to key employees, and

*

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

Warrant

New Era and Bandari Beach Lim & Cleland LLP are parties to a letter of understanding governing Gary Freeman’s employment on a part-time basis as New Era’s chief financial officer.  Pursuant to this letter of understanding, New Era granted to Mr. Freeman a warrant to purchase 488,170 shares of Silvergraph  common stock at an exercise price of $.139.  The warrant has a term of five years and was subject to a right to cancel Mr. Freeman’s right to exercise up to 50% of the shares underlying the warrant in the event that Bandari or Mr. Freeman cancelled the letter agreement for reasons not involving nonpayment of fees to Bandari, material adverse alteration of Mr. Freeman’s duties as chief financial officer, breach, fraud or other designated reasons.  Our right to cancel up to 50% of Mr. Freeman’s exercise rights expired June 30, 2007.

Investor Relations Agreement

On January 22, 2007 we entered into an agreement with RJ Falkner & Company, Inc. for a period of at least one year whereby RJ Falkner & Company, Inc. would  provide investor relations support to the Company beginning February 1, 2007.  The agreement required the Company to pay a cash retainer of $3,000 per month in advance and to cover expenses.  Further, the Company issued a total of 56,250 shares of its restricted common stock to R. Jerry Falkner as payment in full.  The agreement allowed the Company to halt issuance of future stock grants by agreeing to increase the monthly retainer to $5,000.  The Company also agreed to issue R. Jerry Falkner a ten-year stock option to purchase 100,000 shares of the Company’s restricted common stock with an exercise price of $0.72 per share.  The agreement carries registration rights for the common stock to be issued whereby the Company agreed to register the shares with the Securities and Exchange Commission within 24 months of the start date of the agreement.  Should the Company fail to register the shares, the previously granted option shall become a cashless exercise option.

Beneficial Ownership

The following table sets forth as of March 31, 2008, the name and the number of shares of our common stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially more than 5% of the 36,000,015 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as a group.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Common	Mark Capital, LLC (1) 5173 Seagrove Place San Diego, CA 92130	4,816,608	13.38%
Common	Winosaco, LLC (2) 1493 Glencrest Dr. San Marcos, CA 92078	2,600,679	7.22%
Common	Robert J. Neborsky, M.D. Inc. Combination Retirement Trust 317 14th Street Del Mar, CA 92014	2,370,151	6.23%

(1) As the sole member of Mark Capital, Evan Levine has the sole voting and investment power of the shares of common stock held by Mark Capital.  Thus, Mr. Levine is deemed to be the beneficial owner of the 4,816,608 shares of common stock held by Mark Capital.

(2)  As the sole member of Winosaco, James R. Martin has the sole voting and investment power of the shares of common stock held by Winosaco.  Thus, Mr. Martin is deemed to be the beneficial owner of the 2,600,679 shares of common stock held by Winosaco.

MANAGEMENT
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Common	James R. Simpson * (3)	8,228,298	22.50%
Common	William W. Lee * (4)	8,100,001	22.50%
Common	Total Officers and Directors As a Group	16,338,299	45.38%

(*) Officer and/or director.  Address 11919 Burke Street, Santa Fe Springs, CA 90670-2507.

(3)  As the sole member of Hock-Simpson, James R. Simpson has the sole voting and investment power of the shares of common stock held by Hock-Simpson.  Thus, Mr. Simpson is deemed to be the beneficial owner of the 8,228,298shares of common stock held by Hock-Simpson.

(4)  As the sole member of Lion’s Head, William W. Lee has the sole voting and investment power of the shares of common stock held by Lion’s Head.  Thus, Mr. Lee is deemed to be the beneficial owner of the 8,100,001 shares of common stock held by Lion’s Head.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged since the beginning of the last fiscal year, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Our board has not made a determination as to whether the related-party transactions described below were made on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our board has adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

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

New Era and Bandari Beach Lim & Cleland LLP are parties to a letter of understanding governing Gary Freeman’s employment on a part-time basis as New Era’s chief financial officer.  Pursuant to this letter of understanding, New Era granted to Mr. Freeman a warrant to purchase 488,170 shares of New Era common stock at an exercise price of $0.139 for a term of five years; provided, however, that New Era retained the right to cancel Mr. Freeman’s right to exercise up to 50% of the shares underlying the warrant in the event that Bandari or Mr. Freeman cancel the letter agreement for reasons not involving nonpayment of fees to Bandari, material adverse alteration of Mr. Freeman’s duties as chief financial officer, breach, fraud or other designated reasons.  Our right to cancel up to 50% of Mr. Freeman’s exercise rights underlying the warrant decreased ratably each month beginning July 1, 2006 and ending June 30, 2007, at which time we no longer have the ability to cancel any percentage of Mr. Freeman’s exercise rights.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Silvergraph’s annual financial statement and review of financial statements included in the Company’s periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $52,780 for fiscal year ended 2006 and $42,421 for fiscal year ended 2007.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2006 and 2007.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2007

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the independent registered public accounting firm, other than the services reported above.

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1(i)

Articles of Incorporation (Incorporated by reference to exhibit 3.1(i) to Form 10-SB filed on July 6, 2000)

3.1(ii)

Amendment to Articles of Incorporation (Incorporated by reference to exhibit 3.1(ii) to Form 8-K filed on June 23, 2006)

3.2

Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB filed on July 6, 2000)

10.1

Form of Conversion Agreement, dated January 18, 2008

10.2

Subscription Agreement between Silvergraph and Subscribers, dated January 25, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 7, 2008)

10.3

Form of Convertible Promissory Notes between Silvergraph and Holders, dated February 1, 2008

10.4

Consulting Agreement between Silvergraph and Mirador Consulting, Inc., effective February 6, 2008

10.5

1st Amendment to the 7% Notes Due May 31, 2008 between Silvergraph and Holders, dated April 4, 2008

10.6

Termination Agreement between Silvergraph, New Era and Executives, dated April 11, 2008

14

Code of Ethics (Incorporated by reference to exhibit 14 to Form 8-K filed on June 26, 2006)

21

Subsidiaries of Silvergraph

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SILVER GRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson, Chief Executive Officer	Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William W. Lee William W. Lee President and Director	Date: April 15, 2008

By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary and Director By: /s/ Gary Freeman Gary Freeman Principal Financial Officer	Date: April 15, 2008 Date: April 15, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Silvergraph International, Inc.

We have audited the consolidated balance sheets of Silvergraph International, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silvergraph International, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
April 9, 2008

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,737	$50,425
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $0 and $5,000, respectively	21,092	135,878
Prepaid expenses and other current assets	-	19,431
Inventories, net of reserves of $149,458 and $-0-	-	172,003
Total current assets	38,829	377,737
Property and equipment, net of accumulated depreciation of $577,843 and $475,492	149,846	221,247
Other assets	-	61,479

Total assets	$188,675	$660,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$214,788	$274,744
Accrued expenses	184,633	73,830
Line of credit	43,593	44,128
Capital lease obligation, current	21,362	80,936
Due to shareholder	21,701	-
Note payable	280,000	280,000

Total current liabilities	766,077	753,638
Convertible notes payable	790,000	325,000
Capital lease obligation – long-term	-	21,362

Total liabilities	1,556,077	1,100,000

Mandatory convertible notes payable	543,500	-
Commitments and contingencies	-	-

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized: 36,056,265 and 36,000,015 shares issued and outstanding, respectively	36,057	36,000
Additional paid-in capital	2,295,623	1,784,091
Accumulated deficit	(4,242,582)	(2,259,628)

Total stockholders' deficit	(1,910,902)	(439,537)

Total liabilities and stockholders’ deficit	$188,675	$660,463

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Year ended December 31, 2006

Revenues	$261,035	$867,753
Cost of Sales	475,954	432,243
Gross Profit (Loss)	(214,919)	435,510
Operating expenses	1,148,150	1,123,788
Reorganization expenses	-	424,540
Operating loss	(1,363,069)	(1,112,818)
Other income (loss)	(619,885)	(22,036)
Net Loss	$(1,982,954)	$(1,134,854)

Net Loss per share, basic and fully diluted	$(0.05)	$(0.04)

Weighted average shares outstanding, basic and fully diluted	36,042,203	31,880,556

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	23,100,000	$23,100	$1,222,347	$(1,124,774)	$120,673

Cash distributions	-	-	(113,703)	-	(113,703)

Repurchase and cancellation of Silvergraph LLC membership units, prior to share exchange	-	-	(45,000)	-	(45,000)

Distribution of liability resulting from transfer of LGT business into Silvergraph LLC	-	-	103,045	-	103,045

Fair value of vested warrants	-	-	30,174	-	30,174

Sale of equity securities	9,300,000	9,300	590,828	-	600,128

Shares transferred upon share exchange transaction	3,600,015	3,600	(3,600)	-	-

Net Loss	-	-	-	(1,134,854)	(1,134,854)

Balance, December 31, 2006	36,000,015	36,000	1,784,091	(2,259,628)	(439,537)

Beneficial conversion feature of convertible notes payable	-	-	505,964	-	505,964

Fair value of stock issued to consultant	56,250	57	5,568	-	5,625

Net Loss	-	-	-	(1,982,954)	(1,982,954)

Balance, December 31, 2007	36,056,265	$36,057	$2,295,623	$(4,242,582)	$(1,910,902)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006
Operating activities:
Net loss	$(1,982,954)	$(1,134,854)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	163,829	108,641
Non-cash interest expense	505,964	-
Equity based compensation expense	5,625	30,174
Changes in assets and liabilities:
Accounts receivable	114,786	(92,934)
Inventory	172,003	(88,961)
Other assets	19,431	(73,072)
Accounts payable and accrued expenses	50,847	156,288

Net cash used in operating activities	(950,469)	(1,094,718)

Investing activities:
Purchases of furniture and equipment	(30,949)	(2,051)

Net cash used in investing activities	(30,949)	(2,051)

Financing activities:
Debt principal payments	(535)	(2,031)
Principal payments on capital leases	(80,936)	(68,234)
Proceeds from issuance of convertible notes payable and debt	1,008,500	605,000
Advances from related party	21,701	-
Proceeds from sale of Silvergraph LLC member interests	-	600,128
Repurchase of member interests	-	(45,000)
Distributions	-	(113,703)

Net cash provided by financing activities	948,730	976,160

Change in cash and cash equivalents	(32,688)	(120,609)
Cash and cash equivalents, beginning of period	50,425	171,034

Cash and cash equivalents, end of period	$17,737	$50,425

Supplemental cash flow information:
Cash paid for interest	$-	$22,819
Cash paid for income taxes	-	-

Supplemental non cash investing and financing activities:
Transfer of related party liability to additional paid in capital as a result of the transfer of LGT Business into Silvergraph	$-	$103,045

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

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

•

On April 1, 2006, LGT transferred all of their business assets and liabilities to Silvergraph LLC

•

Silvergraph LLC merged into New Era, a shell Nevada corporation, effective June 9, 2006, and

•

On June 23, 2006, New Era was acquired by Pinecrest.  The Company exchanged 100% of its outstanding common stock for 32,400,015 shares of Pinecrest common stock. The transaction was accounted for as a recapitalization with the Company deemed the accounting acquirer, and Pinecrest the legal acquirer.  Additionally, the Company paid $280,000 to certain shareholders of Pinecrest for 15,000,000 shares of their outstanding common stock, which were immediately retired (See Note 3).  This payment, along with other expenses associated with the share exchange, has been reflected as reorganization expenses in the Company’s accompanying income statements.  Simultaneous with the closing of the share exchange, Pinecrest Services, Inc. changed its name to Silvergraph International, Inc.

Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $4,242,582 at December 31, 2007.  Additionally, as of December 31, 2007, the Company had a working capital deficiency of $727,248 and a stockholders’ deficiency of $1,910,902.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such "triggering" events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment is present, the amount of the impairment is calculated using discounted expected cash flow using a weighted average cost of capital. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Based upon Management’s assessment, there were no indicators of impairment of its long lived assets as of December 31, 2007 or 2006.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns.  A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

Equity-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Significant customers

The Company made sales to two significant customers, comprising 47% and 23% of total sales, and one significant customer, comprising 70% of total sales, during the years ended December 31, 2007 and 2006.  As of December 31, 2007, accounts receivable from the Company’s significant customers comprised 95% of its total accounts receivable.

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

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the years ended December 31, 2007 and 2006, basic and diluted loss per share are the same.  At December 31, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 835,770 and  631,170, respectively.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable, convertible notes payable, its line of credit and capital lease obligation approximate fair value, because the related effective rates on these instruments approximate rates currently available to the Company.

Recent Accounting Pronouncements

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

NOTE 2— BALANCE SHEET COMPONENTS

Inventories as of December 31, 2007 and 2006 were as follows:

	2007	2006

Raw materials	$31,427	$32,131
Work in process	63,232	73,028
Finished goods	54,799	66,844

	149,458	172,003
Reserves	(149,458)	-

	$-	$172,003

Property and equipment as of December 31, 2007 and 2006 was as follows:

	2007	2006
Machinery and equipment	$716,010	$685,060
Furniture and fixtures	3,051	3,051
Computer hardware and software	8,628	8,628
	727,689	696,739
Accumulated depreciation and amortization	(577,843)	(475,492)
	$149,846	$221,247

Depreciation expense for the years ended December 31, 2007 and 2006 was $163,829 and $108,641, respectively.

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

During 2007, the Company issued $465,000 of additional convertible notes and 204,600 warrants.  These notes have the same characteristics as the notes discussed above, except that they convert into common shares at a price of $0.22 per share.  As such, the conversion rates of the notes issued during 2006 were reset to $0.22 per share resulting in a beneficial conversion feature of $75,055 which was charged to interest expense during the quarter ended June 30, 2007.  At December 31, 2007, $790,000 was outstanding under these notes.

Subsequent to the issuance of the securities discussed above, the Company issued Mandatory Convertible Notes Payable (See Note 4).  These notes have the characteristics discussed below, including the right to convert into common shares at a price of $0.10 per share.  As such, the conversion rates of all the Convertible Notes Payable reset to $0.10 per share, resulting in an additional beneficial conversion feature of $430,909 which was charged to interest expense during the quarter ended June 30, 2007.

Subsequent to year end, all outstanding debt discussed above was converted to equity (See Note 9).

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2% (9.5% at December 31, 2007).  The facility is secured by substantially all of the Company's assets. At December 31, 2007, the Company had $43,593 outstanding under this line of credit.

Note payable - stockholder

One of our shareholders loaned $280,000 to the Company in June 2006. In consideration of this loan, the Company issued a promissory note in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by the Company on September 23, 2006.  The Company issued a second amended and restated promissory note to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The shareholder did not, pursuant to the terms of the amended and restated note, elect to require the Company to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by the Company’s issuance of a third amended and restated promissory note on December 31, 2006, which extends the maturity date of the note from December 31, 2006 to June 30, 2007. During May 2007, the Company and the noteholder agreed that upon the closing of a New Notes capital raise with net proceeds of at least $500,000, the noteholder will agree to receive a cash payment of 10% of the net proceeds of the New Notes and convert the remaining balance to the New Notes or other security containing materially similar characteristics. As of December 31, 2007, $280,000 of this note payable was outstanding.

Subsequent to year end, all outstanding debt discussed above was converted to equity (See Note 9).

Factor Agreement

During 2007, the Company entered into an accounts receivable factoring agreement.  Such agreement provides the factor with a two percent (2%) fee on the face amount of any receivable factored, and an additional fee of one and one-half percent (1.5%) for every subsequent ten day period that such account is unpaid by the Company’s customer.  As of December 31, 2007, the Company had no accounts receivable subject to such factoring agreement, nor did the Company have any amounts due to such factor.

Due to Shareholder

During 2007, the Company received $21,701 of non interest bearing advances from a shareholder.  This amount is due upon demand from such shareholder.

NOTE 4- MANDATORY CONVERTIBLE NOTES PAYABLE

During 2007 the Company issued mandatory convertible notes payable (the “New Notes”) in the aggregate principal amount of $543,500, which was outstanding as of December 31, 2007. The notes will bear interest at a rate of ten percent (10%) per annum. The Company will pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly.  All principal and unpaid interest is due on August 31, 2009.

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

Subsequent to year end, all outstanding debt discussed above was converted to equity (See Note 9).

NOTE 5—EQUITY

During 2006, Silvergraph LLC repurchased membership units from a member for $45,000.  This repurchase has been recorded in the Company’s additional paid in capital balance on its balance sheet at December 31, 2006.

During the year ended December 31, 2006, the Company sold membership units for $600,128.  These membership units were subsequently converted to 9,300,000 shares of common stock.

On January 22, 2007 we entered into an agreement with RJ Falkner & Company, Inc. for a period of at least one year whereby RJ Falkner & Company, Inc. will provide investor relations support to the Company beginning February 1, 2007.  The agreement requires the Company to pay a cash retainer of $3,000 per month in advance and to cover expenses.  Further, the Company shall issue a total of 56,250 shares of its restricted common stock to R. Jerry Falkner in installments of 18,750 shares every three months until paid in full.  The agreement allows the Company to halt issuance of future stock grants by agreeing to increase the monthly retainer to $5,000.  The Company also agreed to issue R. Jerry Falkner a ten-year stock option to purchase 100,000 shares of the Company’s restricted common stock with an exercise price of $0.72 per share.  During the year ended December 31, 2007 the Company issued the 56,250 shares valued at $5,625 and included such cost as an expense in the accompanying statement of operations.

The agreement carries registration rights for the common stock to be issued whereby the Company agreed to register the shares with the Securities and Exchange Commission within 24 months of the start date of the agreement.  Should the Company fail to register the shares, the previously granted option shall become a cashless exercise option

NOTE 6—COMMON STOCK WARRANTS

During 2006, the Company granted a warrant to purchase 488,170 shares of common stock in connection with professional services performed by the Company’s Chief Financial Officer.  The warrant is exercisable at $0.14 per share, has a five year term and is fully vested, with the Company holding a right to cancel 50% of the units underlying the warrant, with such right to cancel such remaining warrants decreasing ratably on a monthly basis over a one year period ending June 30, 2007, upon the occurrence of certain events as defined within the agreement.  Based upon an amendment to the Company’s agreement with its Chief Financial Officer, such cancellation right expired on December 31, 2006.  The Company estimated the fair value of the warrant to be $30,174 as of the date of grant, all of which was expensed during 2006.

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

NOTE 7 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the year ended December 31, 2007 as a result of the availability of net operating loss carryfowards.  As of December 31, 2007, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 30, 2007.

As of December 31, 2007, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2015.  Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8    COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into two non-cancelable operating leases for facilities in Santa Fe Springs, California expiring during 2007 and 2008, one of which is a sublease, from a shareholder and member of management, on the same terms that this individual has leased such facility. The two leased facilities consist of a combined approximately 20,700 square feet of office, manufacturing and warehouse space. The Company also has other non-cancelable operating and capital leases for machinery and equipment. Future minimum lease commitments under non-cancelable operating and capital leases as of December 31, 2007 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2008	$75,501	$21,675

Total minimum lease payments	$75,501	21,675

Interest		313

Total		$21,362

Rent expense under operating leases was $129,266 and $171,223, of which $72,072 and $69,993 was paid to a related party, for the years ended December 31, 2007 and 2006.

Art Content Sourcing

During 2006, the Company signed an agreement with a company to produce exclusive art images for the Company’s wall décor collection.  In exchange for 100 images to be produced by the company during the initial 12 months of the agreement, the Company will pay them $10,000 per month and a royalty of 8% of the total revenues generated on sales of such images.  The Company will have the exclusive use of these images in the home décor market for a period of three (“3”) years.  The Company did not renew the contract in 2007.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 9 – SUBSEQUENT EVENTS

Convertible Promissory Notes

During 2008 the Company issued convertible promissory notes (the “Convertible Promissory Notes”) in the aggregate principal amount of $150,000. The outstanding principal and interest on the Convertible Promissory Notes are payable by the Company on or before June 30, 2008. The notes will bear interest at a rate of seven percent (7%) per annum. The Company will pay all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity.  If the Company combines via merger, acquisition, reverse merger or similar process with a private company doing business in the wall art industry (the “Merger”), the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock at the closing of such Merger at the conversion price, discussed below. Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of the lower of $0.045 per share or 1.08 divided by the reverse split ratio declared by the Board of Directors as part of a Merger (the “Conversion Price”). In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the Note, however, shall never be adjusted to less than $0.01 per share.  Additionally, if the Company does not complete a proposed merger transaction with a private company, by June 30, 2008 whereby the private company owns up to 90% of the surviving entity, the Conversion Price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the Notes to own upon conversion the number of shares of common stock of the Company determined to be 51% of the outstanding Common Stock on a fully-diluted basis and the remaining holders of the Notes to own a pro rata number of common shares of common stock of the Company (the “Liquidated Damages Shares”). The Company also is required to register the underlying shares of the Convertible Promissory Notes on its first filed registration statement subsequent to the issuance of such notes.

Debt to Equity Conversion

In conjunction with the issuance of the Convertible Promissory Notes, all of the holders of the Notes, the New Notes and the Note Payable – Stockholder have agreed to convert their debt, which in the aggregate (including accrued interest) was $1,730,530, into approximately 23,000,000 shares of the Company’s common stock.  Such conversions, which occurred during 2008, have conversion rates of between $0.072 and $0.08 per share.

Letter of Intent

During 2008, the Company signed a letter of intent to acquire a private company.  Subject to various calculations, it is the intention of the parties for the Company to issue common shares such that the private company’s shareholders will own approximately eighty-eight percent (88%) of the Company’s common stock immediately subsequent to the close of such acquisition.

Consulting Agreement

The Company entered into consulting agreement with a consultant that was effective January 10, 2008.  For a term of one year, the consultant will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce the Company to various members of the financial community.  In consideration for the consultant’s services the Company agreed to pay $1,000 per month until April 31, 2008 and $3,000 a month thereafter for the remainder of the one year term.  The Company issued 1,000,000 shares to the consultant upon the signing of the agreement and agreed to issue 800,000 shares to the consultant upon the closing of the Company’s combination with a private company.  These shares are restricted and have “piggy back” registration rights.  In the event that the consultant introduces the Company to an institution or individual that provides funding to the Company, then the Company will pay five percent of the total amount of the net transaction to the consultant.