Form 10-Q
period 2008-03-31
SILVERGRAPH INTERNATIONAL INC
filed 2008-05-20
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-30951

SILVERGRAPH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	67-0695367 (I.R.S. Employer Identification No.)
11919 Burke Street, Santa Fe Springs, CA (Address of principal executive offices)	90670-2507 (Zip Code)
(562) 693-3737 (Registrant’s telephone number, including area code)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2008 was 61,450,976.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

    Condensed Consolidated Balance Sheets as of March 31, 2008

3

    Condensed Consolidated Statements of Operations for Three Months Ended March 31, 2008 and 2007

4

    Condensed Consolidated Statements of Stockholders’ Deficit

5

    Condensed Consolidated Statements of Cash Flows for Three Months Ended March 31, 2008 and 2007

6

    Notes to the Condensed Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

26

Item 4.  Controls and Procedures

26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

27

Item 1A.  Risk Factors

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.  Defaults Upon Senior Securities

33

Item 4.  Submission of Matters to a Vote of Security Holders

33

Item 5. Other Information

33

Item 6.  Exhibits

34

Signatures

35

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,042	$17,737
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $0	16,785	21,092
Total current assets	27,827	38,829
Property and equipment, net of accumulated depreciation of $603,166 and $577,843	124,522	149,846
Other assets	-	-

Total assets	$152,349	$188,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$212,777	$214,788
Accrued expenses	198,439	184,633
Line of credit	42,680	43,593
Capital lease obligation, current	-	21,362
Convertible promissory notes	150,000	-
Due to shareholder	28,701	21,701

Total current liabilities	632,597	486,077
Note payable	280,000	280,000
Convertible notes payable	790,000	790,000

Total liabilities	1,702,597	1,556,077

Mandatory convertible notes payable	543,500	543,500
Commitments and contingencies	-	-

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized: 37,056,265 and 36,056,265 shares issued and outstanding, respectively	37,057	36,057
Additional paid-in capital	2,339,623	2,295,623
Accumulated deficit	(4,470,428)	(4,242,582)

Total stockholders' deficit	(2,093,748)	(1,910,902)

Total liabilities and stockholders’ deficit	$152,349	$188,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Revenues	$30,853	$7,387
Cost of Sales	11,478	67,769
Gross Profit (Loss)	19,375	(60,382)
Operating expenses	212,696	268,538
Operating loss	(193,321)	(328,920)
Other income (loss)	(34,525)	(85,557)
Net Loss	$(227,846)	$(414,477)
Net Loss per share, basic and fully diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and fully diluted	36,946,375	36,012,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	36,056,265	$36,057	$2,295,623	$(4,242,582)	$(1,910,902)

Fair value of stock issued to consultant	1,000,000	1,000	44,000	-	45,000

Net Loss	-	-	-	(227,846)	(227,846)

Balance, March 31, 2008	37,056,265	$37,057	$2,339,623	$(4,470,428)	$(2,093,748)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2008	2007
Operating activities:
Net loss	$(227,846)	$(414,477)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	25,324	25,704
Non-cash interest expense	-	75,505
Equity based compensation expense	45,000	1,875
Changes in assets and liabilities:
Accounts receivable	4,307	133,783
Inventory	-	7,545
Other assets	-	27,764
Accounts payable and accrued expenses	11,795	(74,028)

Net cash used in operating activities	(141,420)	(216,329)

Financing activities:
Debt principal payments	(913)	(220)
Principal payments on capital leases	(21,362)	(19,576)
Proceeds from issuance of convertible notes payable and debt	150,000	340,000
Repayment of advances from related party	7,000	-

Net cash provided by financing activities	134,725	320,204

Change in cash and cash equivalents	(6,695)	103,875
Cash and cash equivalents, beginning of period	17,737	50,425

Cash and cash equivalents, end of period	$11,042	$154,300

Supplemental cash flow information:
Cash paid for interest	$2,100	$2,099
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $4,242,582 at December 31, 2007 and $4,470,428 at March 31, 2008 (unaudited).  Additionally, as of March 31, 2008, the Company had a working capital deficiency of $604,770 and a stockholders’ deficiency of $2,093,748.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such "triggering" events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment is present, the amount of the impairment is calculated using discounted expected cash flow using a weighted average cost of capital. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Based upon Management’s assessment, there were no indicators of impairment of its long-lived assets as of March 31, 2008 or December 31, 2007.

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

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Significant customers

The Company made sales to a significant customer, comprising 81% of total sales during the quarter ended March 31, 2008.  As of March 31, 2008, accounts receivable from the Company’s significant customer comprised 96% of its total accounts receivable.

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

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the three months ended March 31, 2008 and 2007, basic and diluted loss per share are the same.  At March 31, 2008 and 2007, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 835,770 and  780,770, respectively.

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

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

•

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

•

Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company had no financial assets measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008.

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

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FAS 133”. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 2— BALANCE SHEET COMPONENTS

Property and equipment as of March 31, 2008 and December 31, 2007 was as follows:

	2008	2007
Machinery and equipment	$716,010	$716,010
Furniture and fixtures	3,051	3,051
Computer hardware and software	8,628	8,628
	727,689	727,689
Accumulated depreciation and amortization	(603,166)	(577,843)
	$124,522	$149,846

Depreciation expense for the three months ended March 31, 2008 and 2007 was $25,324 and $25,704, respectively.

NOTE 3—DEBT

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

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

100% of the shares of our common stock issuable upon exercise of the warrants issued in connection with the purchase of the notes. These demand registration rights are, based upon the underlying agreement, best efforts from the Company’s basis and include no penalties for not meeting such deadlines.

During 2007, the Company issued $465,000 of additional convertible notes and 204,600 warrants.  These notes have the same characteristics as the notes discussed above, except that they convert into common shares at a price of $0.22 per share.  As such, the conversion rates of the notes issued during 2006 were reset to $0.22 per share resulting in a beneficial conversion feature of $75,055 which was charged to interest expense during the quarter ended June 30, 2007.  At March 31, 2008 and December 31, 2007, $790,000 was outstanding under these notes.

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

Subsequent to March 31, 2008, all outstanding debt discussed above was converted to equity (See Note 9).

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2% (8.5% at March 31, 2008).  The facility is secured by substantially all of the Company's assets. At March 31, 2008 and December 31, 2007, the Company had $42,680 and $43,593 outstanding under this line of credit.

Note payable - stockholder

One of our shareholders loaned $280,000 to the Company in June 2006. In consideration of this loan, the Company issued a promissory note in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by the Company on September 23, 2006.  The Company issued a second amended and restated promissory note to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The shareholder did not, pursuant to the terms of the amended and restated note, elect to require the Company to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by the Company’s issuance of a third amended and restated promissory note on December 31, 2006, which extends the maturity date of the note from December 31, 2006 to June 30, 2007. During May 2007, the Company and the noteholder agreed that upon the closing of a New Notes capital raise with net proceeds of at least $500,000, the noteholder will agree to receive a cash payment of 10% of the net proceeds of the New Notes and convert the remaining balance to the New Notes or other security containing materially similar characteristics. As of March 31, 2008 and December 31, 2007, $280,000 of this note payable was outstanding.

Subsequent to March 31, 2008, all outstanding debt discussed above was converted to equity (See Note 9).

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Factor Agreement

During 2007, the Company entered into an accounts receivable factoring agreement.  Such agreement provides the factor with a two percent (2%) fee on the face amount of any receivable factored, and an additional fee of one and one-half percent (1.5%) for every subsequent ten day period that such account is unpaid by the Company’s customer.  As of December 31, 2007, the Company had no accounts receivable subject to such factoring agreement, nor did the Company have any amounts due to such factor.  During the first quarter of 2008, the Company cancelled this agreement.

Due to Shareholder

During 2007, the Company received $21,701 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $28,701 and $21,701 as of March 31, 2008 and December 31, 2007.

NOTE 4- MANDATORY CONVERTIBLE NOTES PAYABLE

During 2007 the Company issued mandatory convertible notes payable (the “New Notes”) in the aggregate principal amount of $543,500, which was outstanding as of March 31, 2008 and December 31, 2007. The notes will bear interest at a rate of ten percent (10%) per annum. The Company will pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly.  All principal and unpaid interest is due on August 31, 2009.

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

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Subsequent to March 31, 2008, all outstanding debt discussed above was converted to equity (See Note 9).

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

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

NOTE 7 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the quarters ended March 31, 2008 and 2007 as a result of the availability of net operating loss carryfowards.  As of March 31, 2008, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 30, 2007.

As of March 31, 2007, for Federal and state income tax purposes, the Company had approximately $2,200,000 in net operating loss carryforwards expiring through 2015.  Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008 and December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8    COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company entered into consulting agreement with a consultant that was effective January 10, 2008.  For a term of one year, the consultant will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce the Company to various members of the financial community.  In consideration for the consultant’s services the Company agreed to pay $1,000 per month until April 31, 2008 and $3,000 a month thereafter for the remainder of the one year term.  The Company issued 1,000,000 shares, valued at $45,000, to the consultant upon the signing of the agreement and agreed to issue 800,000 shares to the consultant upon the closing of the Company’s combination with a private company provided such combination occurred on or before March 31, 2008.  These shares are restricted and have “piggy back” registration rights.  In the event that the consultant introduces the Company to an institution or individual that provides funding to the Company, then the Company will pay five percent of the total amount of the net transaction to the consultant.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 9 – LETTER OF INTENT

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 10 – SUBSEQUENT EVENT

Debt to Equity Conversion

In conjunction with the issuance of the Convertible Promissory Notes, all of the holders of the Notes, the New Notes and the Note Payable – Stockholder have agreed to convert their debt, which in the aggregate (including accrued interest) was $1,735,530, into 23,151,139 shares of the Company’s common stock.  Such conversions, which occurred during 2008, were made in accordance with the conversion terms of the notes, and have conversion rates of between $0.072 and $0.08 per share.

In this quarterly report the words "we," "us," "our," and the "Company" refer to Silvergraph International, Inc. and New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC).

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

Statements made in this Form 10-Q that are not historical or current facts are  "forward-looking  statements" made pursuant to the safe harbor  provisions of Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities  Exchange Act of 1934, as amended.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent our best judgment as to what may occur in the future.  These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities.   The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.   In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

We derived our primary source of funds during the quarter ended March 31, 2008 from the sale of additional debt securities. Working capital as of March 31, 2008 was negative $604,770 as compared to negative working capital of $447,248 as of December 31, 2007. The cash balance at March 31, 2008 was $11,042 compared to $17,737 at December 31, 2007.

Net cash used in operating activities was $141,420 for the three months ended March 31, 2008, as compared to $216,329 for the three months ended March 31, 2007.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $134,725 during the three months ended March 31, 2008, as compared to net cash provided by financing activities of $320,204 for the three months ended March 31, 2007. Net cash provided by financing activities during 2008 and 2007 was principally related to the sale of additional debt securities of $150,000 and $480,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $4,470,428 and $4,242,582 at March 31, 2008 and December 31, 2007.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2007 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Debt to Equity Conversion

During 2006 and 2007 we entered into convertible equity financings in which we received an aggregate of $1,333,500.  The terms of the convertible instruments are summarized below.  In April 2008 we entered into conversion agreements with the note holders to convert the outstanding debt of $1,737,542 into approximately 23,000,000 shares of common stock.  (See Note 10 to the financial statements.)

PIK Notes.  During 2006 we issued 8.5% convertible PIK notes in the aggregate principal amount of $325,000 and warrants to purchase 143,000 shares of our common stock to accredited investors.   Then during 2007 we issued additional 8.5% convertible PIK notes in the aggregate principal amount of $465,000 and warrants to purchase 204,600 shares of our common stock to accredited investors. We issued the notes and warrants pursuant to subscription agreements with each investor. We used the proceeds of these financings for general working capital purposes.

The outstanding principal and interest on the notes were payable by us on or before August 31, 2008.  We agreed to pay in kind quarterly all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind accrued interest as though such amounts were original principal indebtedness. We did not pay any principal payments in cash prior to maturity.  The notes issued in 2006 were convertible in whole or in part into the outstanding principal plus accrued but unpaid interest into our common stock at a conversion price of $0.45 per share.  The notes issued in 2007 were convertible in whole or in part the outstanding principal plus accrued but unpaid interest into our common stock at a conversion price of $0.22 per share.

New Notes.  During 2007 the Company issued mandatory convertible notes payable in the aggregate principal amount of $543,500.  The notes carried interest at a rate of ten percent (10%) per annum. The Company agreed to pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly.

O’Dwyer Note.  The Edward Brian O’Dwyer Separate Property Trust, one of our shareholders, loaned to New Era Studios, Inc., our wholly-owned subsidiary, $280,000 in June 2006.  In consideration of this loan, New Era issued a promissory note on June 23, 2006 to and in favor of the O’Dwyer trust in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006.  The amended and restated note was originally due and payable by New Era on September 23, 2006.  New Era issued a second amended and restated promissory note on September 27, 2006 to extend the maturity date of the note from September 23, 2006 to December 31, 2006.  The O’Dwyer trust did not, pursuant to the terms of the amended and restated note, elect to require New Era to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006.  The second amended and restated note was amended and restated in its entirety by New Era’s issuance of a third amended and restated promissory note on December 31, 2006.  The third amended and restated note extended the maturity date of the note from December 31, 2006 to June 30, 2007.

Bridge Financing.  In February 2008 the Company issued convertible promissory notes in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and Thomas G. Schuster and Antaeus Capital Partners, LLC, accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of 7% convertible promissory notes, due on June 30, 2008.  We used the $150,000 for debt repayment and working capital.  The Company agreed to pay all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind accrued interest as though such amounts were original principal indebtedness.   The notes were secured by all of the assets of New Era Studios, Inc., our wholly-owned subsidiary, under a security agreement.  When the notes were converted, the security agreement became null and void.

Results of Operations

Quarters ended March 31, 2008 and 2007 (all amounts for these periods are unaudited)

Revenues.    Our revenues increased $23,466 or 318%, to $30,853 for the three months ended March 31, 2008, as compared to $7,387 for the three months ended March 31, 2007.  The increase in revenues was due primarily to orders placed by a new customer of the Company during 2008.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross profit for the three months ended March 31, 2008 was $19,375, an increase of $79,757 or 132% as compared to a gross loss of $60,382 for the three months ended March 31, 2007.  The gross profit for the three months ended March 31, 2008 represented 63% of revenue for that same period as compared to the negative gross profit for the three months ended March 31, 2006 which represented 54% of revenue for that same period.  The Company’s significant change in gross margin between 2007 and 2008 was due to the lack of capitalization of normal fixed manufacturing costs in 2007, which were not incurred in 2008.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses decreased by $55,842 or 21% to $212,696 for the three months ended March 31, 2008 versus $268,538 for the three months ended March 31, 2007.  The operating expenses during the three months ended March 31, 2008 represented 689% of revenue for that same period, versus the operating expenses for the three months ended March 31, 2007 which represented 3,635% of revenue for that same period.  The decrease in operating expenses was principally due to significant reductions in the Company’s cost structure implemented during the end of 2007 and beginning of 2008.

Other income (expense).    Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $34,525 during the three months ended March 31, 2008 versus other income of $85,557 during the three months ended March 31, 2007.  The significant amounts of other expense in both periods were due to interest expense recognized from the issuance of convertible notes payable during 2007 and 2008, as well as a significant beneficial conversion feature recognized in 2007 from the issuance of debt in such quarter.

Mirador Consulting, Inc. Agreement

Silvergraph entered into Consulting Agreement with Mirador Consulting, Inc., a Florida Corporation (“Mirador”) that was effective January 10, 2008.  For a term of one year, Mirador will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce Silvergraph to various members of the financial community.  In consideration for Mirador’s service we will pay $1,000 per month until April 31, 2008 and $3,000 a month thereafter for the remainder of the one year term.  We issued 1,000,000 shares to Mirador upon the signing of the Consulting Agreement and agreed to issue 800,000 shares to Mirador upon the closing of our combination with a private company provided the merger was completed on or before March 31, 2008.  These shares are restricted and have “piggy back” registration rights.  In the event that Mirador introduces Silvergraph to an institution or individual that provides funding to the Company, then we will pay five percent of the total amount of the net transaction to Mirador.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

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

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

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

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through March 31, 2008, incurred an accumulated deficit of $4,470,428.   We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We currently have one patent application for our technologies. We rely on this patent application and trade secrets to protect our proprietary intellectual property.  While we believe that we have adequately protected our proprietary technology, and we intend to take all appropriate and reasonable legal measures to protect it in the future, the use of our technology by a competitor could have a material adverse effect on our business, financial condition and results of operations. Furthermore, regulatory authorities may not grant us patents on our provisional or future patent applications.  Also, the scope of any future patent may not be sufficiently broad to offer meaningful protection.  In addition, third parties may successfully challenge, invalidate or circumvent patents granted to us so that such patent rights may not create an effective competitive barrier.  Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

We are highly dependent upon our management personnel such as James R. Simpson and William W. Lee because of their experience developing and marketing wall art products.  The loss of the services of one or more of these individuals may impair our ability to operate. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person.

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

Future dilution to our shareholders may occur from warrant exercises. To date, we have granted warrants to purchase 488,170 shares of our common stock to our principal financial officer and granted warrants to purchase 143,000 shares of our common stock to investors in the convertible note offering.

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

A majority of the shareholders have voted to authorize our board of directors, in its discretion, to affect a reverse split of our common stock in the range of 30 to 66 shares for each one share while maintaining our authorized shares at 100,000,000.

A majority of the shareholders have voted to authorize our board of directors, in its discretion, to affect a reverse split of our common stock in the range of 30 to 66 shares for each one share while maintaining our authorized shares at 100,000,000.   If our board of directors implements a reverse stock split it will affect all issued shares of our common stock and outstanding rights to acquire our common stock while our authorized shares will remain the same at 100,000,000.  We cannot assure that the market price per share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of shares of our common stock issued before the reverse stock split.  Accordingly, our total market capitalization after the reverse stock split may be lower than the total market capitalization before the reverse stock split.  The market price of our common stock may decline after we affect the reverse stock split.  The percentage decline may be greater than would occur in the absence of a reverse stock split.  Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Additionally, we cannot assure that the reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported in our Form 8-Ks dated February 7, 2008 and May 5, 2008, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2008, pursuant to Nevada Revised Statutes §78.320, a majority of the outstanding shares of common stock of the Company approved a reverse stock split of the Company’s issued and outstanding shares.   Shareholders representing 32,300,715 shares, 52.6% of the Company’s 61,450,976 shares outstanding, approved the action by written consent.   The reverse stock split ratio shall be determined by the board of directors in its discretion as necessary to satisfy the Company’s potential obligation to have a total of 1,500,000 common shares issued and outstanding upon closing of an anticipated acquisition and/or merger; however, the ratio shall be in the range of 30 to 66 shares for each one share.  The reverse split shall not lower the authorized shares of the Company which shall remain at 100,000,000.  Such reverse split, if declared by the board of directors, shall become effective 20 days after mailing of a Schedule 14C Information Statement to all of the Company’s shareholders.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

3.1(i)

Articles of Incorporation (Incorporated by reference to exhibit 3.1(i) to Form 10-SB filed on July 6, 2000)

3.1(ii)

Amendment to Articles of Incorporation (Incorporated by reference to exhibit 3.1(ii) to Form 8-K filed on June 23, 2006)

3.2

Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB filed on July 6, 2000)

10.1

Form of Conversion Agreement, dated January 18, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-K filed April 15, 2008)

10.2

Subscription Agreement between Silvergraph and Subscribers, dated January 25, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 7, 2008)

10.3

Form of Convertible Promissory Notes between Silvergraph and Holders, dated February 1, 2008 (Incorporated by reference to exhibit 10.3 to Form 10-K filed April 15, 2008)

10.4

Consulting Agreement between Silvergraph and Mirador Consulting, Inc., effective February 6, 2008 (Incorporated by reference to exhibit 10.4 to Form 10-K filed April 15, 2008)

10.5

1st Amendment to the 7% Notes Due May 31, 2008 between Silvergraph and Holders, dated April 11, 2008 (Incorporated by reference to exhibit 10.5 to Form 10-K filed April 15, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary Principal Financial Officer and Director	Date: May 20, 2008
By: /s/ William W. Lee William W. Lee President and Director	Date: May 20, 2008