Form 10-Q
period 2008-06-30
SILVERGRAPH INTERNATIONAL INC
filed 2008-08-19
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of August 18, 2008 was 61,450,976.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

3

  Condensed Consolidated Balance Sheets as of June 30, 2008

4

  Condensed Consolidated Statements of Operations for Three and Six Months Ended June 30, 2008 and 2007

5

  Condensed Consolidated Statements of Stockholders’ Deficit as of June 30, 2008

6

  Condensed Consolidated Statements of Cash Flows for Six Months Ended June 30, 2008 and 2007

7

  Notes to the Condensed Consolidated Financial Statements

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3. Quantitative and Qualitative Disclosures About Market Risk

29

Item 4T. Controls and Procedures

29

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

30

Item 1A. Risk Factors

30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3. Defaults Upon Senior Securities

35

Item 4. Submission of Matters to a Vote of Security Holders

36

Item 5. Other Information

36

Item 6. Exhibits

36

Signatures

37

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheet as of June 30, 2008 and our statements of operations for the three and six month periods ended June 30, 2008 and 2007 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,513	$17,737
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $0	-	21,092
Total current assets	7,513	38,829
Property and equipment, net of accumulated depreciation of $603,166 and $577,843	15,499	149,846

Total assets	$23,012	$188,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$211,744	$214,788
Accrued expenses	50,493	184,633
Line of credit	42,557	43,593
Capital lease obligation, current	-	21,362
Convertible promissory notes	190,000	-
Due to shareholder	13,701	21,701

Total current liabilities	508,495	486,077
Note payable	-	280,000
Convertible notes payable	-	790,000

Total liabilities	508,495	1,556,077

Mandatory convertible notes payable	-	543,500
Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized: 61,450,976 and 36,056,265 shares issued and outstanding, respectively	61,452	36,057
Additional paid-in capital	4,525,045	2,295,623
Accumulated deficit	(5,071,980)	(4,242,582)

Total stockholders' deficit	(485,483)	(1,910,902)

Total liabilities and stockholders’ deficit	$23,012	$188,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Revenues	$-	$86,129	$30,853	$93,516
Cost of Sales	-	77,921	11,478	145,690
Gross Profit (Loss)	-	8,208	19,375	(52,174)
Operating expenses	224,607	333,074	437,303	601,612
Operating loss	(224,607)	(324,866)	(417,928)	(653,786)
Other income (loss)	(376,945)	(454,770)	(411,470)	(540,327)
Net Loss	$(601,552)	$(779,636)	$(829,398)	$(1,194,113)
Net Loss per share, basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average shares outstanding, basic and fully diluted	53,356,906	36,018,765	45,151,337	36,009,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	36,056,265	$36,057	$2,295,623	$(4,242,582)	$(1,910,902)
Fair value of stock issued to consultant	2,243,572	2,244	142,242	-	144,486
Imputed interest on modification of conversion rates for convertible debt	-	-	333,375	-	333,375
Conversion of debt and payables into common stock	23,151,139	23,151	1,753,805	-	1,776,956
Net Loss	-	-	-	(829,398)	(829,398)
Balance, June 30, 2008	61,450,976	$61,452	$4,525,045	$(5,071,980)	$(485,483)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended June 30,
	2008	2007
Operating activities
Net loss	$(829,398)	$(1,194,113)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	41,486	51,406
Non-cash interest expense	333,375	505,964
Net loss on fixed asset disposals	40,362	-
Equity based compensation expense	144,486	3,750
Changes in assets and liabilities:
Accounts receivable	21,092	66,134
Inventory	-	10,749
Other assets	-	80,911
Accounts payable and accrued expenses	26,272	(46,767)

Net cash used in operating activities	(222,325)	(521,966)

Investing activities:
Net cash received on sale of fixed assets	52,499	-
Net cash provided by investing activities	52,499	-

Financing activities:
Debt principal payments	(1,036)	-
Principal payments on capital leases	(21,362)	(41,732)
Proceeds from issuance of convertible notes payable and debt	190,000	790,000
Repayment of advances from related party	(8,000)
		-
Net cash provided by financing activities	159,602	748,628

Change in cash and cash equivalents	(10,224)	226,662
Cash and cash equivalents, beginning of period	17,737	50,425
		-
Cash and cash equivalents, end of period	$7,513	$277,087

Supplemental cash flow information:
Cash paid for interest	$24,384	$4,260
Cash paid for income taxes	-	-

Non Cash Investing and Financing Activities
Conversion of debt, accrued interest and payables to common stock	1,776,956	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Silvergraph International, Inc. ("Silvergraph" or the “Company”) is a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products. Silvergraph's primary products are canvas and paper lithographs as well as other forms of fine-art reproductions. Silvergraph distributes products through a variety of distribution channels, including corporate and independently owned retail stores, independent dealers and strategic partners. We are currently assessing various strategies to best enhance value for our shareholders including combining with a larger organization that would benefit from our technology and platform. To that end, on a confidential basis, we have entered into formal discussions with multiple private companies, have raised interim bridge capital to support our operations and have taken significant steps to lower our cost of operations.

As of and subsequent to the share exchange described below, the historical financial statements included the combined accounts of Silvergraph LGT, LLC (“Silvergraph LLC”) and its combined affiliate Lee Graphic Technologies, Inc. (“LGT”, and combined with Silvergraph LLC also referred to as the “Company”). These financial statements were combined due to the following facts:

•

The companies have been operated as one business over the past three (3) years,

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

The Company (continued)

Intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 may not be indicative of the full fiscal year. The Company's audited financial statements as of and for the years ended December 31, 2007 and 2006 are included in its 10-KSB filing on April 15, 2008.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $4,242,582 at December 31, 2007 and $5,071,980 at June 30, 2008 (unaudited). Additionally, as of June 30, 2008, the Company had a working capital deficiency of $500,982 and a stockholders’ deficiency of $485,483. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such "triggering" events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment is present, the amount of the impairment is calculated using discounted expected cash flow using a weighted average cost of capital. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Based upon Management’s assessment, there were no indicators of impairment of its long lived assets as of June 30, 2008 or December 31, 2007.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

Significant customers

The Company made sales to a significant customer, comprising 81% of total sales during the quarter and six months ended June 30, 2008.

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

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the three and six months ended June 30, 2008 and 2007, basic and diluted loss per share are the same. At June 30, 2008 and 2007, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 835,770 and 780,770, respectively.

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

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

The Company had no financial assets measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three and six months ended June 30, 2008.

Recent Accounting Pronouncements

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2— BALANCE SHEET COMPONENTS

Property and equipment as of June 30, 2008 and December 31, 2007 was as follows:

	2008	2007
Machinery and equipment	$660,989	$716,010
Furniture and fixtures	3,051	3,051
Computer hardware and software	8,628	8,628
	672,668	727,689
Accumulated depreciation and amortization	(657,169)	(577,843)
	$15,499	$149,846

Depreciation expense for the three months ended June 30, 2008 and 2007 was $16,162 and $25,704, and $41,486 and $51,406 for the six months ended June 30, 2008 and 2007 respectively.

NOTE 3—DEBT

Convertible Promissory Notes

In February 2008 the Company issued convertible promissory notes in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and Thomas G. Schuster and Antaeus Capital Partners, LLC, accredited investors. The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of 7% convertible promissory notes, due on June 30, 2008. In April, 2008, we issued an additional $40,000 of the convertible promissory notes to two accredited investors. As of June 30, 2008, aggregate borrowings under these convertible Notes Payable were $190,000.

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

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

On June 30, 2008 Silvergraph and the holders of the 7% Notes due June 30, 2008 entered into a 2nd Amendment to the 7% Notes due June 30, 2008 that materially modifies the Notes according to the following:

1.

Section 9.1 of the Note entitled Default – Applejack Art Partner, Inc.  The first sentence of said section shall be deleted and the following sentence inserted.

If the Company does not complete a merger transaction with a private company approved by the board of directors (“Private Company”), by the Maturity Date whereby the Private Company owns up to 96% of the surviving entity, the Conversion Price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the Notes to own upon conversion the number of shares of common stock of the Company determined to be 51% of the outstanding Common Stock on a fully-diluted basis and the remaining holders of the Notes to own a pro rata number of common shares of common stock of the Company (the “Liquidated Damages Shares”).

2.

Section 5.0(a) of the Note entitled Optional Conversion. – The Conversion Price (as defined in the Note) shall be lowered from $.08 to the lower of $.045 per share of common stock or the price per share of common stock (referred to as “X”) derived from the following equation:

X = .95/Y

X is defined as the price per share of common stock

Y is defined as the reverse split ratio declared by the Company’s Board of Directors

SIILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.

Section 2.0 of the Note entitled Maturity. – The Maturity Date shall be extended from June 30, 2008 to August 31, 2008.

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

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

On April 29, 2008 the $790,000 notes plus accrued interest thereon of $91,557 was converted into 11,926,906 common shares (at $.074 per share). As the actual conversion rate of $.074 was less than the conversion terms of the note, the Company recognized an additional interest charge of $248,907 during the period ending June 30, 2008 relating to the modification of the conversion terms.

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs. Borrowings under the facility bear interest at the bank's prime rate plus 2% (8.5% at March 31, 2008). The facility is secured by substantially all of the Company's assets. At June 30, 2008 and December 31, 2007, the Company had $42,557 and $43,593 outstanding under this line of credit.

Note payable - stockholder

One of our shareholders loaned $280,000 to the Company in June 2006. In consideration of this loan, the Company issued a promissory note in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by the Company on September 23, 2006. The Company issued a second amended and restated promissory note to extend the maturity date of the note from September 23, 2006 to December 31, 2006. The shareholder did not, pursuant to the terms of the amended and restated note, elect to require the Company to pay to it the outstanding principal balance and accrued interest on the note during the period beginning September 23, 2006 and continuing up to and including the issuance of the second amended and restated note on September 27, 2006. The second amended and restated note was amended and restated in its entirety by the Company’s issuance of a third amended and restated promissory note on December 31, 2006, which extends the maturity date of the note from December 31, 2006 to June 30, 2007. During May 2007, the Company and the note holder agreed that upon the closing of a New Notes capital raise with net proceeds of at least $500,000, the note holder will agree to receive a cash payment of 10% of the net proceeds of the New Notes and convert the remaining balance to the New Notes or other security containing materially similar characteristics. As of December 31, 2007, $280,000 of this note payable was outstanding.

On April 2008, the $280,000 note and $31,251 of accrued interest was converted into 3,890,638 common shares (at $.08 per share).

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Due to Shareholder

During 2007, the Company received $21,701 of advances from shareholders. This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum. The balances of such advances were $13,701 and $21,701 as of June 30, 2008 and December 31, 2007.

NOTE 4- MANDATORY CONVERTIBLE NOTES PAYABLE

During 2007 the Company issued mandatory convertible notes payable (the “New Notes”) in the aggregate principal amount of $543,500, which was outstanding as of December 31, 2007. The notes bear interest at a rate of ten percent (10%) per annum. The Company will pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly. All principal and unpaid interest was due on August 31, 2009.

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

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

On April 29, 2008 the $543,500 notes plus accrued interest of $25,031 was converted into 7,094,444 common shares (at $.08 per share). As the actual conversion rate of $.08 was less than the conversion terms of the note, the Company recognized an additional charge of $112,731 during the period relating to the modification of the conversion terms.

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

The agreement carries registration rights for the common stock to be issued whereby the Company agreed to register the shares with the Securities and Exchange Commission within 24 months of the start date of the agreement. Should the Company fail to register the shares, the previously granted option shall become a cashless exercise option

On May 6, 2008, we entered into a termination and settlement agreement with RJ Falkner & Company, Inc. whereby we agreed to issue 264,646 shares of restricted common (of which 175,010 had been previously delivered) in exchange for a release of all claims.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 6— DEBT TO EQUITY CONVERSIONS AND COMMON STOCK WARRANTS

Debt to Equity Conversions

On April 30, 2008 the Company issued 22,911,979 shares of restricted common stock to holders of the Note payable, Convertible notes payable and the Mandatory convertible notes payable in exchange for the retirement of the debt securities. Due to a change in the conversion rates of such debt during the quarter ended June 30, 2008, the Company recognized imputed interest expense of $333,375, which represents the estimated fair value of the additional common stock issued to such debt holders resulting from such conversion rate change. Furthermore, the Company issued 239,160 shares of its common stock in exchange for the settlement of $150,822 of accrued expenses during the six months ended June 30, 2008.

Common Stock Warrants

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

NOTE 7 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the quarters or six months ended June 30, 2008 and 2007 as a result of the availability of net operating loss carry-forwards. As of June 30, 2008, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets. This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 30, 2007.

As of June 30, 2008, for Federal and state income tax purposes, the Company had approximately $2,200,000 in net operating loss carryforwards expiring through 2015. Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change". The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 7 – INCOME TAXES (CONTINUED)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008 and December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company entered into consulting agreement with a consultant that was effective January 10, 2008. For a term of one year, the consultant will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce the Company to various members of the financial community. In consideration for the consultant’s services the Company agreed to pay $1,000 per month until April 31, 2008 and $3,000 a month thereafter for the remainder of the one year term. The Company issued 1,000,000 shares, valued at $45,000, to the consultant upon the signing of the agreement and agreed to issue 800,000 shares to the consultant upon the closing of the Company’s combination with a private company provided such combination occurred on or before March 31, 2008. As such combination did not occur as of March 31, 2008, the Company did not issue the additional 800,000 shares to the consultant. These shares are restricted and have “piggy back” registration rights. In the event that the consultant introduces the Company to an institution or individual that provides funding to the Company, then the Company will pay five percent of the total amount of the net transaction to the consultant.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 9 – LETTER OF INTENT

During 2008, the Company signed a letter of intent to acquire a private company. Subject to various calculations, it is the intention of the parties for the Company to issue common shares such that the private company’s shareholders will own approximately eighty-eight percent (88%) of the Company’s common stock immediately subsequent to the close of such acquisition. In April 2008, the Company allowed the letter of intent to expire.

The Company is actively negotiating with multiple private acquisition targets.

In this quarterly report the words "we," "us," "our," and the "Company" refer to Silvergraph International, Inc. and New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC).

FORWARD LOOKING STATEMENTS

When used in this report, the words “may,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

In 2008 and beyond, we are assessing various strategies to best enhance value for our shareholders including combining with a larger organization that would benefit from our technology and platform. To that end, on a confidential basis, we have entered into formal discussions with multiple private companies, have raised interim bridge capital to support our operations and have taken significant steps to lower our cost of operations.

Liquidity and Capital Resources

We derived our primary source of funds during the six months ended June 30, 2008 from the sale of additional equity and debt securities. Working capital as of June 30, 2008 was negative $500,982 as compared to negative working capital of $727,248 as of December 31, 2007. The cash balance at June 30, 2008 was $7,513 compared to $17,737 at December 31, 2007.

Net cash used in operating activities was $222,325 for the six months ended June 30, 2008, as compared to $521,966 for the six months ended June 30, 2007. During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $159,602 during the six months ended June 30, 2008, as compared to net cash provided by financing activities of $748,628 for the six months ended June 30, 2007. Net cash provided by financing activities during 2007 was principally related to the sale of additional debt and equity securities of $790,000. The Company also issued debt securities during the six months ended June 30, 2008, netting proceeds of $190,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $5,071,980 and $4,242,582 at June 30, 2008 and December 31, 2007. Additionally, as of August 18, 2008, we had cash and cash equivalents of $9,276 which, along with our accounts receivable, will allow us to sustain operations for approximately two months. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2007 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise. After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock. Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Debt to Equity Conversion

During 2006 and 2007 we entered into convertible equity financings in which we received an aggregate of $1,333,500. The terms of the convertible instruments are discussed below. On April 30, 2008 the Company issued 22,911,979 shares of restricted common stock to holders of, Convertible notes payable and the Mandatory convertible notes payable and the Note payable in exchange for the retirement of the debt securities. (See Note 6 to the financial statements.)

Convertible Notes Payable. During 2006 we issued 8.5% convertible PIK notes in the aggregate principal amount of $325,000 and warrants to purchase 143,000 shares of our common stock to accredited investors. During 2007 we issued additional 8.5% convertible PIK notes in the aggregate principal amount of $465,000 and warrants to purchase 204,600 shares of our common stock to accredited investors. We issued the notes and warrants pursuant to subscription agreements with each investor. The notes bore interest at a rate of eight and one half percent (8.5%) per annum. Each holder of a note could convert in whole or in part the outstanding principal plus accrued but unpaid interest into our common stock at a conversion price of $0.22 per share. We used the proceeds of this financing for general working capital purposes. The outstanding principal and interest on the notes were payable by us on or before August 31, 2008. We converted these notes into 11,926,905 shares of common stock.

Mandatory Convertible Notes. During 2007 the Company issued mandatory convertible notes payable (the “New Notes”) in the aggregate principal amount of $543,500, which was outstanding as of December 31, 2007. The notes bore interest at a rate of ten percent (10%) per annum. The Company could pay interest via cash or in stock, at a 10% discount to the market price of the Company’s common stock, quarterly. All principal and unpaid interest was due on August 31, 2009. We converted the Mandatory note into 7,094,434 shares of common stock.

Note Payable. The Edward Brian O’Dwyer Separate Property Trust, one of our shareholders, loaned to New Era Studios, Inc., our wholly-owned subsidiary, $280,000 in June 2006. In consideration of this loan, New Era issued a promissory note on June 23, 2006 to and in favor of the O’Dwyer trust in the principal amount of $280,000, plus 7% interest per annum on the outstanding principal, which note was amended and restated in its entirety on August 14, 2006. The amended and restated note was originally due and payable by New Era on September 23, 2006, however, this note was amended and restated on three occasions and finally was extended to December 31, 2007. As of December 31, 2007, $280,000 of this note payable was outstanding and we converted this note into 3,890,640 shares of common stock.

Bridge Financing

In February 2008 the Company issued convertible promissory notes in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and Thomas G. Schuster and Antaeus Capital Partners, LLC, accredited investors. The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of 7% convertible promissory notes, due on June 30, 2008. In April, 2008, we issued an additional $40,000 of the convertible promissory notes to two accredited investors. We intend to use the $190,000 for debt repayment and working capital. The Company will pay all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity. If the Company combines via merger, acquisition, reverse merger or similar process with a private company doing business in the wall art industry (the “Combination”), the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock at the closing of such Combination at the conversion price, discussed below.

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

On June 30, 2008 Silvergraph and the holders of the 7% Notes due June 30, 2008 entered into a 2nd Amendment to the 7% Notes due June 30, 2008 that materially modified the Notes and extended them until August 31, 2008.

If the Company does not complete a merger transaction with a private company approved by the board of directors by the maturity date whereby the private company owns up to 96% of the surviving entity, the conversion price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the notes to own upon conversion the number of shares of common stock of the Company determined to be 51% of the outstanding common stock on a fully-diluted basis and the remaining holders of the notes to own a pro rata number of common shares of common stock of the Company. In addition, the optional conversion price was lowered from $.08 to the lower of $.045 per share of common stock or the price per share of common stock based upon the formula outlines in the amendment.

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

Quarters ended June 30, 2008 and 2007 (all amounts for these periods are unaudited)

Revenues.  Our revenues decreased $86,129 or 100%, to $0 for the three months ended June 30, 2008, as compared to $86,129 for the three months ended June 30, 2007. The decrease in revenues was due primarily to the lack of orders by our largest customer.

Gross profit.  Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross profit for the three months ended June 30, 2008 was $0, a decrease of $8,208 or 100% as compared to $8,208 for the three months ended June 30, 2007. The Company’s significant decrease in gross margin during the second quarter of 2008 versus 2007 was due to the lack of revenues in 2008.

Operating expenses.  Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses decreased by $108,467 or 33% to $224,607 for the three months ended June 30, 2008 versus $333,074 for the three months ended June 30, 2007. The decrease in operating expenses was principally due to additional cost cutting measures enacted by the Company during 2008.

Other income (expense).  Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us. We had other expenses of $376,945 during the three months ended June 30, 2008 versus other expense of $454,770 during the three months ended June 30, 2007. The significant charges were due to additional interest expense, related to a beneficial conversion feature, recognized from the issuance of convertible notes payable during the three months ended June 30, 2007, and from the modification of the conversion rates for outstanding debt during the quarter ended June 30, 2008.

Six months ended June 30, 2007 and 2006 (all amounts for these periods are unaudited)

Revenues.  Our revenues decreased $62,663 or 67%, to $30,853 for the six months ended June 30, 2008, as compared to $93,516 for the six months ended June 30, 2007. The decrease in revenues was due primarily to the lack of orders by our largest customer.

Gross profit.  Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross profit for the six months ended June 30, 2008 was $19,375, an increase of $71,549 or 137% as compared to $(52,174) for the six months ended June 30, 2007. The negative gross profit for the six months ended June 30, 2007 represented 56% of revenue for that same period as compared to the gross profit for the six months ended June 30, 2008 which represented 63% of revenue for that same period. The Company’s significant negative gross margin during the first six months of 2007 was due to the lack of capitalization of normal fixed manufacturing costs.

Operating expenses.  Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses decreased by $164,309 or 29% to $437,303 for the six months ended June 30, 2008 versus $601,612 for the six months ended June 30, 2007. The operating expenses during the six months ended June 30, 2008 represented 1,417% of revenue for that same period, versus the operating expenses for the six months ended June 30, 2007 which represented 6,433 % of revenue for that same period. The decrease in operating expenses was principally due to additional cost cutting measures enacted by the Company during 2008.

Other income (expense).  Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us. We had other expenses of $411,470 during the six months ended June 30, 2008 versus other income of $540,327 during the six months ended June 30, 2007. The significant charges were due to additional interest expense, related to a beneficial conversion feature, recognized from the issuance of convertible notes payable during the six months ended June 30, 2007, and from the modification of the conversion rates for outstanding debt during the quarter ended June 30, 2008.

Warrant

As of the date of this report, in addition to the outstanding warrants related to the convertible notes, we have an outstanding warrant to purchase a total of 488,170 shares of common stock, at a weighted average exercise price of $0.139 per share. New Era issued this warrant, which is to expire on January 26, 2011, to our former chief financial officer, Gary Freeman on June 12, 2006. This warrant contains anti-dilution provisions providing for adjustments of the exercise price and the number of shares of common stock underlying the warrant, registration rights and piggy-back registration rights. In addition, under the warrant we may cancel Mr. Freeman’s right to exercise up to 50% of the shares of our common stock in the event that he or Bandari Beach Lim & Cleland LLP, of which Mr. Freeman is a partner, cancels a letter of understanding between Bandari and New Era for reasons not involving nonpayment of fees to Bandari, material adverse alteration of Mr. Freeman’s duties as chief financial officer, breach, fraud or other designated reasons. Our right to cancel up to 50% of Mr. Freeman’s exercise rights underlying the warrant decreased ratably each month beginning July 1, 2006 and ending June 30, 2007, accordingly we no longer have the ability to cancel any percentage of Mr. Freeman’s exercise rights.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange. New Era has, since inception through June 30, 2008, incurred an accumulated deficit of $5,071,980.  We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

None

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

3.2

Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB filed on July 6, 2000)

10.1

Form of Conversion Agreement, dated January 18, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-K filed April 15, 2008)

10.2

Subscription Agreement between Silvergraph and Subscribers, dated January 25, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 7, 2008)

10.3

Form of Convertible Promissory Notes between Silvergraph and Holders, dated February 1, 2008 (Incorporated by reference to exhibit 10.3 to Form 10-K filed April 15, 2008)

10.4

Consulting Agreement between Silvergraph and Mirador Consulting, Inc., effective February 6, 2008 (Incorporated by reference to exhibit 10.4 to Form 10-K filed April 15, 2008)

10.5

1st Amendment to the 7% Notes Due May 31, 2008 between Silvergraph and Holders, dated April 4, 2008 (Incorporated by reference to exhibit 10.5 to Form 10-K filed April 15, 2008)

10.6

2nd Amendment to the 7% Notes Due June 30, 2008 between Silvergraph and Holders, dated June 30, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed July 7, 2008)

10.7

Termination Agreement between Silvergraph, New Era and Executives, dated April 11, 2008 (Incorporated by reference to exhibit 10.6 to Form 10-K filed April 15, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson, Chief Executive Officer Secretary and Director	Date: August 19, 2008
By: /s/ William W. Lee William W. Lee President and Director	Date: August 19, 2008