Form 10-Q
period 2008-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2008-11-19
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 14, 2008 was 61,450,976.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

3

   Condensed Consolidated Balance Sheets as of September 30, 2008

4

   Condensed Consolidated Statements of Operations for Three and Nine Months Ended September 30, 2008 and 2007

5

   Condensed Consolidated Statements of Stockholders’ Deficit as of September 30, 2008

6

   Condensed Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2008 and 2007

7

   Notes to the Condensed Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

31

Item 4T.  Controls and Procedures

32

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

33

Item 1A.  Risk Factors

33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

39

Item 3.  Defaults Upon Senior Securities

39

Item 4.  Submission of Matters to a Vote of Security Holders

39

Item 5. Other Information

39

Item 6.  Exhibits

39

Signatures

41

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheet as of September 30, 2008 and our statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$30,600	$17,737
Accounts receivable, net of allowance for doubtful accounts.
adjustments and sales returns of $0	-	21,092
Other assets	3,000	-
Total current assets	33,600	38,829
Property and equipment, net of accumulated depreciation
of $662,560 and $577,843	10,106	149,846

Total assets	$43,706	188,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$191,279	$214,788
Accrued expenses	41,923	184,633
Line of credit	42,363	43,593
Capital lease obligation, current	-	21,362
Convertible promissory notes	190,000	-
Due to shareholder	13,701	21,701

Total current liabilities	479,266	486,077

Note payable	-	280,000
7% Convertible notes payable	-	790,000

Total liabilities	479,266	1,556,077

Mandatory convertible notes payable	-	543,500

Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized:
61,450,976 and 36,056,265 shares issued and outstanding,
respectively	61,452	36,057
Additional paid-in capital	4,525,045	2,295,623
Accumulated deficit	(5,022,057)	(4,242,582)

Total stockholders' deficit	(435,560)	(1,910,902)

Total liabilities and stockholders’ deficit	$43,706	$188,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Revenues	$88,804	$71,739	$119,657	$165,255
Cost of Sales	12,888	81,006	24,366	223,492
Gross Profit (Loss)	75,916	(9,267)	95,291	(58,237)
Operating expenses	25,993	294,463	463,296	896,075
Operating income (loss)	49,923	(303,730)	(368,005)	(954,312)
Other income (loss):
Interest expense	-	(29,813)	(333,375)	(584,687)
Loss on sale of fixed assets	-	-	(40,362)	-
Other	-	(4,759)	(37,733)	9,788
Net Income (Loss)	$49,923	$(338,302)	$(779,475)	$(1,529,211)
Net Loss per share, basic and fully diluted	$0.00	$(0.01)	$(0.02)	$(0.04)
Weighted average shares outstanding, basic and fully diluted	61,450,976	36,056,265	50,608,882	36,037,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	36,056,265	$36,057	$2,295,623	$(4,242,582)	$(1,910,902)
Fair value of stock issued to
consultant	2,243,572	2,244	142,242	-	144,486
Imputed interest on
modification of conversion
rates for convertible debt	-	-	333,375	-	333,375
Conversion of debt and
payables into common stock	23,151,139	23,151	1,753,805	-	1,776,956
Net Loss	-	-	-	(779,475)	(779,475)
Balance, September 30, 2008	61,450,976	$61,452	$4,525,045	$(5,022,057)	$(435,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended September 30,
	2008	2007

Operating activities:
Net loss	$(779,475)	$(1,529,211)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	46,877	77,331
Non-cash interest expense	333,375	505,964
Net loss on fixed asset disposals	40,362	-
Equity based compensation expense	144,486	5,625
Changes in assets and liabilities:
Accounts receivable	21,092	133,791
Inventory	-	22,545
Other assets	(3,000)	80,910
Accounts payable and accrued expenses	(2,895)	1,063
Net cash used in operating activities	(199,178)	(701,982)

Investing activities:
Purchases of furniture and equipment	-	(30,950)
Net cash received on sale of fixed assets	52,499	-
Net cash provided by (used in) investing activities	52,499	(30,950)

Financing activities:
Debt principal payments	(1,096)	(228)
Principal payments on capital leases	(21,362)	(60,035)
Proceeds from issuance of convertible notes payable and debt	190,000	790,000
Repayment of advances from related party	(8,000)	-
Net cash provided by financing activities	159,542	729,737

Change in cash and cash equivalents	12,863	(3,195)
Cash and cash equivalents, beginning of period	17,737	50,425
Cash and cash equivalents, end of period	$30,600	$47,230

Supplemental cash flow information:
Cash paid for interest	$24,384	$6,646
Cash paid for income taxes	-	-

Non Cash Investing and Financing Activities
Conversion of debt, accrued interest and payables to common stock	1,776,956	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Culminating with the Company’s share exchange effective June 23, 2006, the Company consummated a series of transactions as detailed below:

•

On April 1, 2006, LGT transferred all of their business assets and liabilities to Silvergraph LLC

•

Silvergraph LLC merged into New Era, a Nevada shell corporation, effective June 9, 2006, and

•

On June 23, 2006, New Era was acquired by Pinecrest.  The Company exchanged 100% of its outstanding common stock for 32,400,015 shares of Pinecrest common stock. The transaction was accounted for as a recapitalization with the Company deemed the accounting acquirer, and Pinecrest the legal acquirer.  Additionally, the Company paid $280,000 to certain shareholders of Pinecrest for 15,000,000 shares of their outstanding common stock, which were immediately retired (See Note 3).  This payment, along with other expenses associated with the share exchange, has been reflected as reorganization expenses in the Company’s accompanying income statements.  Simultaneous with the closing of the share exchange, Pinecrest changed its name to Silvergraph International, Inc.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

The Company (continued)

Intercompany balances and transactions have been eliminated in consolidation.  The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007.  The results of operations for the three and nine months ended September 30, 2008 may not be indicative of the full fiscal year. The Company's audited financial statements as of and for the years ended December 31, 2007 and 2006 are included in its 10-KSB filing on April 15, 2008.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $4,242,582 at December 31, 2007 and $5,022,057 at September 30, 2008 (unaudited).  Additionally, as of September 30, 2008, the Company had a working capital deficiency of $445,666 and a stockholders’ deficiency of $435,560.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such "triggering" events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment is present, the amount of the impairment is calculated using discounted expected cash flow using a weighted average cost of capital. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Based upon Management’s assessment, there were no indicators of impairment of its long lived assets as of September 30, 2008 or December 31, 2007.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Significant customers

The Company made sales to a significant customer, comprising 100% and 74% of total sales during the quarter and nine months ended September 30, 2008, respectively.  One additional customer comprised 0% and 21% of total sales during the quarter and nine months ended September 30, 2008, respectively.

Earnings (loss) per share

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average numbers of shares outstanding have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 3,600,015 shares issued to the legal acquirer are included in the weighted average share calculation from April 15, 2006, the date of the exchange agreement.

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the nine months ended September 30, 2008 and 2007, basic and diluted loss per share are the same.  At both September 30, 2008 and 2007, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 835,770.

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

The Company had no financial assets measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three and nine months ended September 30, 2008.

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Recent Accounting Pronouncements - continued

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

NOTE 2— BALANCE SHEET COMPONENTS

Property and equipment as of September 30, 2008 and December 31, 2007 was as follows:

	2008	2007
Machinery and equipment	$668,600	$716,010
Furniture and fixtures	1,000	3,051
Computer hardware and software	3,066	8,628
	672,666	727,689
Accumulated depreciation and amortization	(662,560)	(577,843)
	$10,106	$149,846

Depreciation expense for the three months ended September 30, 2008 and 2007 was $5,391 and $25,925, and $46,877 and $77,331 for the nine months ended September 30, 2008 and 2007 respectively.  General and administrative expenses include $40,362 from the disposal of fixed assets.  This amount includes $83,752 relating to the unamortized value of certain capital lease equipment transferred to a shareholder.

NOTE 3—DEBT

Convertible Promissory Notes

In February 2008 the Company issued convertible promissory notes in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and Thomas G. Schuster and Antaeus Capital Partners, LLC, accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of 7% convertible promissory notes, due on June 30, 2008.  In April, 2008, we issued an additional $40,000 of the convertible promissory notes to two accredited investors. As of September 30, 2008, aggregate borrowings under these convertible Notes Payable were $190,000.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Convertible Promissory Notes - continued

The Company will pay all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity.  If the Company combines via merger, acquisition, reverse merger or similar process with a private company doing business in the wall art industry (the “Combination”), the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock at the closing of such Combination at the conversion price, discussed below.  Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of the lower of $0.08 per share or $1.08 divided by the reverse split ratio declared by the Board of Directors as part of a Combination.  In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Convertible Promissory Notes - continued

2.

Section 5.0(a) of the Note entitled Optional Conversion.  The Conversion Price (as defined in the Note) shall be lowered from $.08 to the lower of $.045 per share of common stock or the price per share of common stock (referred to as “X”) derived from the following equation:

X = .95/Y

X is defined as the price per share of common stock

Y is defined as the reverse split ratio declared by the Company’s Board of Directors

3.

Section 2.0 of the Note entitled Maturity. The Maturity Date shall be extended from June 30, 2008 to August 31, 2008.

On August 31, 2008 Silvergraph and the holders of the 7% Notes due August 31, 2008 entered into a 3nd Amendment to the 7% Notes due August 31, 2008 that materially modifies the Notes according to the following:

1.

Section 3.0 of the Note entitled Prepayment. The entire section of shall be deleted and the following paragraph inserted.

Subject to Section 5(b) hereof, the Borrower may prepay the Note in cash in an amount equal to the principal and accrued interest (“Prepayment”). Other than as set forth in Section 5(a) and 5(b) hereof, the Borrower may not prepay the Note.

2.

Section 5.0(b) of the Note entitled Mandatory Conversion. The entire section shall be deleted and the following paragraphs inserted.

Simultaneous with the closing of a transaction whereby the Company combines via merger, acquisition, reverse merger or similar process with a private company (“Merger”), this Note and accrued but unpaid interest shall immediately and automatically convert into fully paid and nonassessable shares of Common Stock in accordance with the following:

(i)  Should the Holder at its discretion decline Borrower’s offer of Prepayment, if any, within three (3) days of receipt of written Prepayment notice from Borrower, then the conversion price shall be equal to fifty percent (50%) of the purchase price of common stock or the conversion price as the case may be paid by Investor(s) in a transaction closing simultaneously with a Merger (“Outside Investor”) or in the case where a Merger is completed without a simultaneous transaction with an Outside Investor, then the conversion price shall be equal to fifty percent (50%) of four multiplied by the EBITDA of the private company for the trailing twelve month period.

SIILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Convertible Promissory Notes - continued

(ii) Should the Holder at its discretion accept Borrower’s offer of Prepayment, if any, within three (3) days of receipt of written Prepayment notice from Borrower, then the Holder shall be entitled to Common Stock in amount equal to the amount of principal and accrued interest of the Note outstanding immediately preceding Prepayment divided by the purchase price of common stock or the conversion price as the case may be paid by Investor(s) in a transaction closing simultaneously with a Merger (“Outside Investor”) or in the case where a Merger is completed without a simultaneous transaction with an Outside Investor, then the conversion price shall be equal to four multiplied by the EBITDA of the private company for the trailing twelve month period.

(iii) If the Borrower does not provide Holder the option of Prepayment, then the conversion price shall be equal to twenty five percent (25%) of the purchase price of common stock or the conversion price as the case may be paid by Investor(s) in a transaction closing simultaneously with a Merger (“Outside Investor”) or in the case where a Merger is completed without a simultaneous transaction an with Outside Investor, then the conversion price shall be equal to twenty five percent (25%) of four multiplied by the EBITDA of the private company for the trailing twelve month period.

Upon the Mandatory Conversion, this Note shall cease to exist and all rights and obligations of the Borrower and Holder shall terminate.

3.

Section 2.0 of the Note entitled Maturity. The Maturity Date shall be extended from August 31, 2008 to October 31, 2008.

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

Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.45 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the Note, however, shall never be adjusted to less than $0.01 per share.  If the Company engages in any equity based financing or a combination of equity financings with gross proceeds totaling at least $2,000,000, the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock five business days after the closing of such equity financing(s), provided, however, that if the blended per share purchase price of the securities purchased in such equity financing(s) is less than the conversion price, the

SIILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Convertible Notes Payable – continued

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

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2% (8.5% at September 30, 2008).  The facility is secured by substantially all of the Company's assets. At September 30, 2008 and December 31, 2007, the Company had $42,363 and $43,593 outstanding under this line of credit.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Due to Shareholder

During 2007, the Company received $21,701 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $13,701 and $21,701 as of September 30, 2008 and December 31, 2007.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 6— DEBT TO EQUITY CONVERSIONS AND COMMON STOCK WARRANTS

Debt to Equity Conversions

On April 30, 2008 the Company issued 22,911,979 shares of restricted common stock to holders of the Note payable, Convertible notes payable and the Mandatory convertible notes payable in exchange for the retirement of the debt securities.  Due to a change in the conversion rates of such debt during the quarter ended June 30, 2008, the Company recognized imputed interest expense of $333,375, which represents the estimated fair value of the additional common stock issued to such debt holders resulting from such conversion rate change.  Furthermore, the Company issued 239,160 shares of its common stock in exchange for the settlement of $150,822 of accrued expenses during the nine months ended September 30, 2008.

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

   Expected life of options                        4.00 years

The Company’s other outstanding warrants related to warrants issued in conjunction with the issuance of Convertible Notes during the third quarter of 2006 (See Note 3).

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 7 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the quarters or nine months ended September 30, 2008 and 2007 as a result of the availability of net operating loss carryforwards.  As of September 30, 2008, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 30, 2007.

As of September 30, 2008, for Federal and state income tax purposes, the Company had approximately $2,200,000 in net operating loss carryforwards expiring through 2015.  Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008 and December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

NOTE 9 – SUBSEQUENT EVENT

Effective October 31, 2008, the Company entered into an Amendment to Loan Transaction Agreement (the “Amendment”) under the terms of which certain holders of 7% convertible promissory notes described under Note 3, agreed to extend the due date on the notes to December 15, 2008, in exchange for which the Company agreed to issue to the holders, pro rata in proportion to their Note amounts, a total of 9,000,000 shares of restricted common stock.  This transaction is described in a Form 8-K filed by the Company on November 17, 2008.

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

Liquidity and Capital Resources

We derived our primary source of funds during the nine months ended September 30, 2008 from the sale of additional equity and debt securities. Working capital as of September 30, 2008 was negative $445,666 as compared to negative working capital of $727,248 as of December 31, 2007. The cash balance at September 30, 2008 was $30,600 compared to $17,737 at December 31, 2007.

Net cash used in operating activities was $199,178 for the nine months ended September 30, 2008, as compared to $701,982 for the nine months ended September 30, 2007.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $159,602 during the nine months ended September 30, 2008, as compared to net cash provided by financing activities of $729,737 for the nine months ended September 30, 2007. Net cash provided by financing activities during 2007 was principally related to the sale of additional debt and equity securities of $790,000.  The Company also issued debt securities during the nine months ended September 30, 2008, netting proceeds of $190,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $5,022,057 and $4,242,582 at September 30, 2008 and December 31, 2007.  Additionally, as of November 14, 2008, we had cash and cash equivalents of $10,308.12 which will allow us to sustain operations for approximately two months.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2007 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

Convertible Notes Payable.  During 2006 we issued 8.5% convertible pay in kind (“PIK”) notes in the aggregate principal amount of $325,000 and warrants to purchase 143,000 shares of our common stock to accredited investors.  During 2007 we issued additional 8.5% convertible PIK notes in the aggregate principal amount of $465,000 and warrants to purchase 204,600 shares of our common stock to accredited investors.  We issued the notes and warrants pursuant to subscription agreements with each investor.  The notes bore interest at a rate of eight and one half percent (8.5%) per annum.  Each holder of a note could convert in whole or in part the outstanding principal plus accrued but unpaid interest into our common stock at a conversion price of $0.22 per share.  We used the proceeds of this financing for general working capital purposes.  The outstanding principal and interest on the notes were payable by us on or before August 31, 2008.  We converted these notes into 11,926,905 shares of common stock.

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

On August 31, 2008 Silvergraph and the holders of the 7% Notes due August 31, 2008 entered into a 3nd Amendment to the 7% Notes due August 31, 2008 that materially modifies the Notes according to the following:

1.

Section 3.0 of the Note entitled Prepayment. The entire section of shall be deleted and the following paragraph inserted.

Subject to Section 5(b) hereof, the Borrower may prepay the Note in cash in an amount equal to the principal and accrued interest (“Prepayment”). Other than as set forth in Section 5(a) and 5(b) hereof, the Borrower may not prepay the Note.

2.

Section 5.0(b) of the Note entitled Mandatory Conversion. The entire section shall be deleted and the following paragraphs inserted.

Simultaneous with the closing of a transaction whereby the Company combines via merger, acquisition, reverse merger or similar process with a private company (“Merger”), this Note and accrued but unpaid interest shall immediately and automatically convert into fully paid and nonassessable shares of Common Stock in accordance with the following:

(i)  Should the Holder at its discretion decline Borrower’s offer of Prepayment, if any, within three (3) days of receipt of written Prepayment notice from Borrower, then the conversion price shall be equal to fifty percent (50%) of the purchase price of common stock or the conversion price as the case may be paid by Investor(s) in a transaction closing simultaneously with a Merger (“Outside Investor”) or in the case where a Merger is completed without a simultaneous transaction with an Outside Investor, then the conversion price shall be equal to fifty percent (50%) of four multiplied by the EBITDA of the private company for the trailing twelve month period.

(ii) Should the Holder at its discretion accept Borrower’s offer of Prepayment, if any, within three (3) days of receipt of written Prepayment notice from Borrower, then the Holder shall be entitled to Common Stock in amount equal to the amount of principal and accrued interest of the Note outstanding immediately preceding Prepayment divided by the purchase price of common stock or the conversion price as the case may be paid by Investor(s) in a transaction closing simultaneously with a Merger (“Outside Investor”) or in the case where a Merger is completed without a simultaneous transaction with an Outside Investor, then the conversion price shall be equal to four multiplied by the EBITDA of the private company for the trailing twelve month period.

(iii) If the Borrower does not provide Holder the option of Prepayment, then the conversion price shall be equal to twenty five percent (25%) of the purchase price of common stock or the conversion price as the case may be paid by Investor(s) in a transaction closing simultaneously with a Merger (“Outside Investor”) or in the case where a Merger is completed without a simultaneous transaction an with Outside Investor, then the conversion price shall be equal to twenty five percent (25%) of four multiplied by the EBITDA of the private company for the trailing twelve month period.

Upon the Mandatory Conversion, this Note shall cease to exist and all rights and obligations of the Borrower and Holder shall terminate.

3.

Section 2.0 of the Note entitled Maturity. The Maturity Date shall be extended from August 31, 2008 to October 31, 2008.

Effective October 31, 2008, the Company entered into an Amendment to Loan Transaction Agreement (the “Amendment”) under the terms of which certain holders of 7% convertible promissory notes described under Note 3, agreed to extend the due date on the notes to December 15, 2008, in exchange for which the Company agreed to issue to the holders, pro rata in proportion to their Note amounts, a total of 9,000,000 shares of restricted common stock.  This transaction is described in a Form 8-K filed by the Company on November 17, 2008.

Mirador Consulting, Inc. Agreement

Silvergraph entered into Consulting Agreement with Mirador Consulting, Inc., a Florida Corporation (“Mirador”) that was effective as of January 10, 2008.  For a term of one year, Mirador will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce Silvergraph to various members of the financial community.  In consideration for Mirador’s service we will pay $1,000 per month until April 31, 2008 and $3,000 a month thereafter for the remainder of the one year term.  We issued 1,000,000 shares to Mirador upon the signing of the Consulting Agreement and agreed to issue 800,000 shares to Mirador upon the closing of our combination with a private company provided the merger was completed on or before March 31, 2008.  These shares are restricted and have “piggy back” registration rights.  In the event that Mirador introduces Silvergraph to an institution or individual that provides funding to the Company, then we will pay five percent of the total amount of the net transaction to Mirador.

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

Quarters ended September 30, 2008 and 2007 (all amounts for these periods are unaudited)

Revenues.    Our revenues increased $17,065 or 24%, to $88,804 for the three months ended September 30, 2008, as compared to $71,739 for the three months ended September 30, 2007.  The increase in revenues was due primarily to increased sales from one customer.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross profit for the three months ended September 30, 2008 was $75,916, an increase of $85,183 or 100% as compared to a negative $9,267 for the three months ended September 30, 2007.  The Company’s significant increase in gross margin during the third quarter of 2008 versus 2007 was due to  our efforts to contain both fixed and variable costs.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses decreased by $268,470 or 91% to $25,993 for the three months ended September 30, 2008 versus $294,463 for the three months ended September 30, 2007.  The decrease in operating expenses was principally due to additional cost cutting measures enacted by the Company during 2008.

Other income (expense).    Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had no other expense during the three months ended September 30, 2008 versus other expense of $34,572 during the three months ended September 30, 2007.  The decrease in the balance was due to the lack of debt modification or conversions in the quarter.

Nine months ended September 30, 2008 and 2007 (all amounts for these periods are unaudited)

Revenues.    Our revenues decreased $45,598 or 28%, to $119,657 for the nine months ended September 30, 2008, as compared to $165,255 for the nine months ended September 30, 2007.  The decrease in revenues was due primarily to the lack of orders by our largest customer.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

The gross profit for the nine months ended September 30, 2008 was $95,291, an increase of $153,528 or 260% as compared to a gross loss of $58,237 for the nine months ended September 30, 2007.  The gross profit for the nine months ended September 30, 2008 represented 80% of revenue for that same period as compared to the gross loss for the nine months ended September 30, 2007 which represented negative gross margin of 35% of revenue for that same period.  The Company’s significant negative gross margin during the first nine months of 2007 was due to the lack of capitalization of normal fixed manufacturing costs.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.

Operating expenses decreased by $432,779 or 48% to $463,296 for the nine months ended September 30, 2008 versus $896,075 for the nine months ended September 30, 2007.  The decrease in operating expenses was principally due to additional cost cutting measures enacted by the Company during 2008.

Other income (expense).    Other income (expense) principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $411,470 during the nine months ended September 30, 2008 versus other expense of $574,899 during the nine months ended September 30, 2007.  The significant charges were due to additional interest expense, related to a beneficial conversion feature, recognized from the issuance of convertible notes payable during the nine months ended September 30, 2007, and from the modification of the conversion rates for outstanding debt during the quarter ended September 30, 2008.

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

ITEM 1A.  RISK FACTORS

The business, financial condition and operating results of Silvergraph could be adversely affected by any of the following factors, in which event the value of the equity securities of Silvergraph International could decline, and investors could lose part or all of their investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to management, or that management currently thinks are immaterial, may also impair future business operations.  For purposes of the discussion of the following risk factors, references to “we” and “our”  shall include, unless otherwise indicated, Silvergraph International, Inc. as well as New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC) as it existed prior to the share exchange.

We have a history of losses and nominal operating results.

Silvergraph, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through September 30, 2008, incurred an accumulated deficit of $5,022,057.  We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. In addition, our independent registered public accountants have raised substantial doubts in connection with their opinion related to our audited financial statements as to our ability to continue as a going concern. Specifically, in order to continue as a going concern we will need to raise additional funds to:

   support our planned growth and carry out our business plan;
  address competing technological and market developments; and
  market and develop our wall art products.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management in connection with the filing of periodic reports, on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.  We cannot assure you as to our independent auditors’ conclusions as of the year ending December 31, 2008 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2008 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

A majority of the shareholders have previously voted to authorize our board of directors, in its discretion, to affect a reverse split of our common stock in the range of 30 to 66 shares for each one share while maintaining our authorized shares at 100,000,000.

A majority of the shareholders have previously voted to authorize our board of directors, in its discretion, to affect a reverse split of our common stock in the range of 30 to 66 shares for each one share while maintaining our authorized shares at 100,000,000.   This action was not taken by the Company, but may be taken pursuant to a shareholder consent at some point in the future.  If our board of directors implements a reverse stock split it will affect all issued shares of our common stock and outstanding rights to acquire our common stock while our authorized shares will remain the same at 100,000,000.  We cannot assure that the market price per share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of shares of our common stock issued before the reverse stock split.  Accordingly, our total market capitalization after the reverse stock split may be lower than the total market capitalization before the reverse stock split.  The market price of our common stock may decline after we affect the reverse stock split.  The percentage decline may be greater than would occur in the absence of a reverse stock split.  Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The board of directors has determined that it will take no formal action pertaining to a majority consent of its shareholders dated May 8, 2008, disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, under “Item 4. Submission of Matters to a Vote of Security Holders.”  On May 8, 2008, pursuant to Nevada Revised Statutes §78.320, a majority of the outstanding shares of common stock of the Company approved a reverse stock split of the Company’s issued and outstanding shares.   Shareholders representing 32,300,715 shares, or 52.6% of the Company’s 61,450,976 shares outstanding, approved the action by written consent.   The reverse stock split ratio was to be determined by the board of directors in its discretion as necessary to satisfy the Company’s potential obligation to have a total of 1,500,000 common shares issued and outstanding upon closing of an anticipated acquisition and/or merger; however, the ratio shall be in the range of 30 to 66 shares for each one share.  The Company has not filed a Schedule 14C Information Statement pertaining to this action, and has subsequently concluded that the reverse split will be the subject of a future shareholder action.

ITEM 5. OTHER INFORMATION

None.

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

Amendment to Articles of Incorporation (Incorporated by reference to exhibit 3.1(ii) to Form 8-K filed on June 23, 2006)

3.2

Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB filed on July 6, 2000)

10.1        Form of Conversion Agreement, dated January 18, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-K filed April 15, 2008)

10.2

Subscription Agreement between Silvergraph and Subscribers, dated January 25, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 7, 2008)

10.3

Form of Convertible Promissory Notes between Silvergraph and Holders, dated February 1, 2008 (Incorporated by reference to exhibit 10.3 to Form 10-K filed April 15, 2008)

10.4

Consulting Agreement between Silvergraph and Mirador Consulting, Inc., effective February 6, 2008 (Incorporated by reference to exhibit 10.4 to Form 10-K filed April 15, 2008)

10.5

1st Amendment to the 7% Notes Due May 31, 2008 between Silvergraph and Holders, dated April 4, 2008 (Incorporated by reference to exhibit 10.5 to Form 10-K filed April 15, 2008)

10.6

2nd Amendment to the 7% Notes Due June 30, 2008 between Silvergraph and Holders, dated June 30, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed July 7, 2008)

10.7

Termination Agreement between Silvergraph, New Era and Executives, dated April 11, 2008 (Incorporated by reference to exhibit 10.6 to Form 10-K filed April 15, 2008)

10.8

3rd Amendment to the 7% Notes Due August 31, 2008 between Silvergraph and Holders, dated August 31, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K/A filed September 4, 2008)

10.9

Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective October 31, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed November 17, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson, Chief Executive Officer Secretary and Director	Date: November 19, 2008
By: /s/ William W. Lee William W. Lee President and Director	Date: November 19, 2008