Form 10-K
period 2008-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2009-06-12
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]   No [  ]

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was approximately $106.74.

The number of shares outstanding of the registrant’s common stock as of March 31, 2009, was 1,067,440.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

4

Item 1A.  Risk Factors

8

Item 1B.  Unresolved Staff Comments

12

Item 2.  Properties

12

Item 3.  Legal Proceedings

12

Item 4.  Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

12

Item 6.  Selected Financial Data

14

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

20

Item 8.  Financial Statements and Supplementary Data

20

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Item 9A.  Controls and Procedures

20

Item 9B.  Other Information

21

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

21

Item 11.  Executive Compensation

22

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

24

Item 13.  Certain Relationships and Related Transactions, and Director Independence

26

Item 14.  Principal Accountant Fees and Services

28

PART IV

Item 15.  Exhibits, Financial Statement Schedules

28

Signatures

29

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

Silvergraph LGT, LLC was formed on January 18, 2002 to develop and distribute wall art.  Silvergraph LGT, LLC completed a change of domicile merger with New Era Studios, Inc., a Nevada corporation, on June 9, 2006.  The purposes of this merger were to change the domicile of Silvergraph LGT, LLC, from Delaware to Nevada, and to change Silvergraph LGT, LLC, from a limited liability company to a corporation.  The officers and directors of New Era were the sole members of each of the limited liability companies that served as managers of Silvergraph LGT, LLC.  In all respects, New Era is the same as and engages in the same business as Silvergraph LGT, LLC.  As a result of the share exchange, New Era became our wholly-owned subsidiary.

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

In accordance with the closing of the share exchange agreement on June 23, 2006, we issued 490,909 shares of our common stock to the former shareholders of New Era in exchange for all of the 224 issued and outstanding shares of New Era common stock.   The management of Silvergraph resigned and management connected with New Era was appointed to fill the vacancies.  (See Part III, Item 10.  Directors, Executive Officers and Corporate Governance, below.)

We had 545,455 shares of common stock issued and outstanding as of June 26, 2006 as a result of the retirement of 227,273 shares of common stock held by VIP WorldNet, Inc., which resulted in a reduction of our issued and outstanding common stock, and the subsequent issuance of the 490,909 shares of our common stock to the former shareholders of New Era in connection with the share exchange.  As a consequence of the retirement of our common stock and the issuance of shares in the share exchange, the former shareholders of New Era  held approximately 90% of our issued and outstanding common stock.  The share exchange is deemed to be a recapitalization for accounting purposes.  We expect the share exchange agreement and the transactions contemplated under that agreement to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code.

On September 14, 2006 we incorporated a wholly-owned subsidiary, TxTura, Inc. in the state of Nevada (“TxTura”).   TxTura’s business purpose was to offer a compelling business opportunity to home based businesses to represent and sell our patent-pending products.   However, TxTura became inactive in October 2007.

On December 5, 2008, stockholders holding a majority of shares entitled to vote authorized by written consent a reverse stock split of the Company’s outstanding common stock in the range of from 1:30 to 1:66, as determined in the sole discretion of the Board of Directors.  On February 24, 2009, the Board of Directors authorized by written consent to effect a 1-for-66 reverse split of the Company’s issued and outstanding shares.  The reverse stock took effect at the open of business on March 24, 2009.  As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding, were reduced to 1,067,440 shares.  Except where the context indicates otherwise, all share figures in this Form 10-K give effect to the stock split.

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

In 2008, we evaluated various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.   To that end, we entered into discussions with multiple potential targets but were unable to reach definitive agreement with any such target.  Our largest client, Home Interior & Gifts, representing over 70% of our sales in 2007, declared bankruptcy in 2008 and, as a result, we don’t expect material future revenue from the customer.  In the second half of 2008, we began to sell assets of our subsidiary, New Era Studios, Inc. (New Era), to pay down New Era’s debts and to provide working capital for the company.  All sales were arms length and to non-affiliated entities.  We also raised $190,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.

In 2009 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs.    However, we cannot guarantee that these actions will ensure our continued operations.

Manufacturing

We operate in one  building with a total of a 11,000 square feet leased in Santa Fe Springs, California, approximately 15 miles south of Los Angeles, housing our pre-press, printing, framing and administrative departments.   Our predecessor has operated as a printer in the current facility for more than 10 years. We plan to vacate the building as the winding down of New Era is completed.

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

Major Customers

The Company made sales to one customer, comprising 73% of total sales during the year ended December 31, 2008 and to two customers comprising 47% and 23% of total sales during the year ended December 31, 2007.

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

Employees

We currently have two part-time employees.  We believe that our employee relations are good.  We intend to continue to conduct business primarily using our employees and consultants.  However, some consultants may become employees in the future. We have no union employees.

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

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through December 31, 2008, incurred an accumulated deficit of  $6,260,971.   We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. In addition, our independent registered public accountants have raised substantial doubts in connection with their opinion related to our audited financial statements as to our ability to continue as a going concern.  Specifically, in order to continue as a going concern we will need to:

•

raise additional funds to support our planned growth and carry out our business plan;

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

Our board has determined to wind down New Era Studios, Inc.

The board has determined it in the best interest of the shareholders to wind down New Era Studios, Inc., the Company’s only operating subsidiary.  To that end, we are actively selling New Era’s assets to pay off New Era’s debts.  There is no guarantee the proceeds of the asset sales will be sufficient to pay off all of New Era’s debts.  While we are not contractually obligated to pay for New Era debts, we may determine it is in the shareholders’ interest to settle with New Era debt holders by offering consideration in the form of common stock.

Our board has not made a determination of fairness regarding related-party transactions.

In prior years we entered into transactions with our president, director and 11.5% shareholder, William W. Lee, and other entities that he controls.  (See Item 13.  Certain Relationships and Related Transactions, and Director Independence, below).   Our board has not made a determination as to whether these related-party transactions were made on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our board has adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

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

Future dilution to our shareholders may occur from warrant exercises. To date, we have granted warrants to purchase 11,829 shares of our common stock.  These warrants have a weighted average exercise price of $13.82 and have registration rights.

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

Our common stock currently trades on a limited basis on the Pink Sheets.  Trading of our stock through the Pink Sheets is frequently thin and highly volatile. There can be no assurances that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None; not applicable.

ITEM 2.  PROPERTIES

Our headquarters are located at 11919 Burke Street, Santa Fe Springs, California.  This property consists of one building with a total of 11,500 square feet.  We and New Era sublease this property from William W. Lee through December 31, 2008.  Our current rent on that building is $0.522 per square foot, annualizing at $72,072. (See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, below).

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against the Company or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against the Company or have any material interests in actions that are adverse to the Company’s interests.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 2008, stockholders holding a majority of shares entitled to vote authorized by written consent

(a) an amendment and restatement of the Articles of Incorporation (“Amended Articles”) providing that the Company has elected not to be governed by the terms and provisions of Sections 78.378 through 73.3793, inclusive, of the Nevada Revised Statutes (“NRS”) pertaining to acquisition of a controlling interest by an interested stockholder, and Sections 78.411 through 78.444, inclusive, of the NRS, pertaining to combinations with interested stockholders; and (b) a reverse stock split of the Company’s outstanding common stock in the range of from 1:30 to 1:66, as determined in the sole discretion of the Board of Directors.  The Company mailed to its shareholders on or about January 14, 2009, an Information Statement, which included information regarding these matters.  On February 24, 2009, the Board of Directors authorized by written consent to effect a 1-for-66 reverse split of the Company’s issued and outstanding shares.  The reverse stock split was effective as of the open of business on March 24, 2009.  As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding, were reduced to approximately 1,067,440 shares (every 66 shares of the Company’s common stock that were issued and outstanding as of March 23, 2009, were automatically combined into one issued and outstanding share of common stock, subject to the treatment of fractional shares as described in the Company’s Information Statement).  On March 24, 2009, the Company submitted to the Nevada Secretary of State the Amended Articles effecting the changes referenced above.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was previously listed, but was delisted from the OTC Bulletin Board on approximately May 20, 2009, due to failure to file this Form 10-K timely.  Our common stock is now on the Pink Sheets under the symbol “SVGP.”  The common stock is highly illiquid with the sales price as of this filing at $.0001 per share of common stock.  We do not have access to historical prices of the stock for 2007 and 2008.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

•

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

•

issued by a registered investment company;

•

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

Holders

As of March 31, 2009 there were approximately 113 shareholders of record holding 1,067,440 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

On February 6, 2008 we issued 15,152 shares to Mirador Consulting, Inc. in consideration for consulting services valued at $45,000.   We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	Years ended December 31
SUMMARY OF BALANCE SHEET	2008	2007
Cash and cash equivalents	$ 39,539	$ 17,737
Total current assets	39,539	38,829
Total assets	39,539	188,675
Total current liabilities	544,013	766,077
Long-term obligations	-	790,000
Total liabilities	544,013	1,556,077
Accumulated deficit	(6,260,971)	(4,242,582)
Total stockholders’ deficit	$ (504,474)	$ (1,910,902)

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 120,963	$ 261,035
Cost of sales	23,640	475,954
Gross profit (loss)	97,323	(214,919)
Total operating expenses	523,239	1,148,150
Net loss from continuing operations	(425,916)	(1,363,069)
Total other expense	1,592,473	619,885
Net loss	$ (2,018,389)	$ (1,982,954)
Net loss per share	$ (2.45)	$ (3.63)

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

In 2008, we evaluated various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.   To that end, we entered into discussions with multiple potential targets but were unable to reach definitive agreement with any such target.  Our largest client, Home Interior & Gifts, representing over 47% of our sales in 2007, declared bankruptcy in 2008 and, as a result, we have not expected material future revenue from the customer.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  All sales were arms length and to non-affiliated entities.  We also raised $190,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.

In 2009 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs.    However, we cannot guarantee that these actions will ensure our continued operations.

Liquidity and Capital Resources

We derived our primary source of funds during the twelve months ended December 31, 2008 from the sale of additional equity and debt securities.  Working capital as of December 31, 2008 was negative $504,474 as compared to negative working capital of $727,248 as of December 31, 2007.  The cash balance at December 31, 2008 was $39,539 compared to $17,737 at December 31, 2007.

Net cash used in operating activities was $189,441 for the twelve months ended December 31, 2008, as compared to $950,469 for the twelve months ended December 31, 2007.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $158,744 during the twelve months ended December 31, 2008, as compared to net cash provided by financing activities of $948,730 for the twelve months ended December 31, 2007. Net cash provided by financing activities during 2008 was principally related to the sale of additional debt and equity securities of $190,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,260,971 at December 31, 2008.  Additionally, as of December 31, 2008, we had cash and cash equivalents of $39,539.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2008 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Convertible Promissory Notes

In February 2008 the Company issued convertible promissory notes in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and Thomas G. Schuster and Antaeus Capital Partners, LLC, accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of 7% convertible promissory notes, due on June 30, 2008.  In April, 2008, the Company issued an additional $40,000 of the convertible promissory notes to two accredited investors. As of December 31, 2008, aggregate borrowings under these convertible notes (the “Notes”) were $190,000.

The Company will pay all interest due and owing on each Note by adding such amounts to the then outstanding principal balance of each Note, thereby increasing the outstanding principal balance of each Note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity.  If the Company combines via merger, acquisition, reverse merger or similar process with a private company doing business in the wall art industry (the “Combination”), the outstanding principal amount of the Notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock at the closing of such Combination at the conversion price, discussed below.  Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $5.28 per share.

The conversion price of the Notes, however, shall never be adjusted to less than $0.01 per share.  Additionally, the Notes provided that if the Company does not complete an anticipated Combination transaction with a private company by June 30, 2008 whereby the private company owns up to 80% of the surviving entity, the conversion price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the Notes to own upon conversion the number of shares of common stock of the Company determined to be 51% of the outstanding common stock on a fully-diluted basis and the remaining holders of the Notes to own a pro rata number of common shares of common stock of the Company.  The Notes also require the Company to register the underlying shares of the Notes on its first filed registration statement subsequent to the issuance of Notes.

The Notes will be secured by all of the assets of New Era Studios, Inc., the Company’s wholly-owned subsidiary, under a security agreement.  Silvergraph may not prepay the Notes and so long as the Notes are outstanding, the Company must obtain written approval from the note holders for certain actions identified in the Notes, including, but not limited to, the issuance of debt, acquisition or sale of a material asset and issuance of dividends to common stockholders.  The security agreement will be null and void if the Notes convert into a majority of Silvergraph’s common stock.  In addition, the holders of the Notes have a right of first refusal on all equity financings contemplated by Silvergraph.

On June 30, 2008, Silvergraph and the holders of the Notes entered into an amendment to the agreement that created a formula for the calculation of the optional conversion price, and extended the initial due of the Notes of June 30, 2008, to August 31, 2008.

On August 31, 2008 Silvergraph and the holders of the Notes due August 31, 2008 entered into a 3 rd amendment to the Notes due August 31, 2008 that extended the due dates of the Notes from August 31, 2008 to October 31, 2008 and amended the terms of a mandatory conversion. Simultaneous with the closing of a transaction whereby the Company combines via merger, acquisition, reverse merger or similar process with a private company (“Merger”), the principal amount of the Notes and accrued but unpaid interest shall immediately and automatically convert into fully paid and nonassessable shares of Common Stock in accordance with the following:

(i)  Should a Noteholder at its discretion decline Borrower’s offer of prepayment, if any, within three (3) days of receipt of written prepayment notice from Borrower, then the conversion price shall be equal to fifty percent (50%) of the purchase price of common stock or the conversion price as the case may be paid by investor(s) in a transaction closing simultaneously with a merger (“Outside Investor”) or in the case where a merger is completed without a simultaneous transaction with an Outside Investor, then the conversion price shall be equal to fifty percent (50%) of four multiplied by the EBITDA of the private company for the trailing twelve month period.

(ii) Should the Noteholder at its discretion accept Borrower’s offer of prepayment, if any, within three (3) days of receipt of written prepayment notice from Borrower, then the Holder shall be entitled to Common Stock in amount equal to the amount of principal and accrued interest of the Note outstanding immediately preceding Prepayment divided by the purchase price of common stock or the conversion price as the case may be paid by Investor(s) in a transaction closing simultaneously with a merger (“Outside Investor”) or in the case where a merger is completed without a simultaneous transaction with an Outside Investor, then the conversion price shall be equal to four multiplied by the EBITDA of the private company for the trailing twelve month period.

(iii) If the Borrower does not provide Noteholder the option of prepayment, then the conversion price shall be equal to twenty five percent (25%) of the purchase price of common stock or the conversion price as the case may be paid by Investor(s) in a transaction closing simultaneously with a merger (“Outside Investor”) or in the case where a merger is completed without a simultaneous transaction an with Outside Investor, then the conversion price shall be equal to twenty five percent (25%) of four multiplied by the EBITDA of the private company for the trailing twelve month period.

On November 12, 2008, Silvergraph and holders of the Notes due August 31, 2008, entered into Amendment to Loan Transaction.  Under the terms of the Amendment, the Company was granted an extension to the maturity date of the Notes from October 31, 2008 to December 15, 2008.  In addition, pursuant to the Amendment, as consideration for such extension, the Company has agreed to issue to the Holders, pro rata, a total of 136,364 shares of Common Stock of the Company, par value $0.001 (the “Shares”).

On December 29, 2008, Silvergraph and holders of the  Notes due December 15, 2008, entered into Amendment to Loan Transaction Under the terms of the Amendment, the Company was granted an extension to the maturity date of the Notes from December 15, 2008 to January 31, 2009.  The Notes have been due since January 31, 2009, but the Company and the Noteholders are currently in discussions concerning an amendment.

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

On April 2008, the $280,000 note and $34,300 of accrued interest was converted into 58,949 common shares (at $5.28 per share).

Mirador Consulting, Inc. Agreement

Silvergraph entered into Consulting Agreement with Mirador Consulting, Inc., a Florida  Corporation (“Mirador”) that was effective January 10, 2008.  For a term of one year, Mirador will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce Silvergraph to various members of the financial community.  In consideration for Mirador’s service we will pay $1,000 per month until April 31, 2008 and $3,000 a month thereafter for the remainder of the one year term.  We issued 15,152 shares to Mirador upon the signing of the Consulting Agreement and agreed to issue 12,121 shares to Mirador upon the closing of our combination with a private company.  These shares are restricted and have “piggy back” registration rights.  In the event that Mirador introduces Silvergraph to an institution or individual that provides funding to the Company, then we will pay five percent of the total amount of the net transaction to Mirador.

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

Results of Operations for Years ended December 31, 2008 and 2007

Revenues.    Our revenues decreased $140,072 or 54%, to $120,963 for the year ended December 31, 2008, as compared to $261,035 for the year ended December 31, 2007.   The decrease in revenues was due primarily to the lack of orders by our largest customer who filed for bankruptcy in 2008.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.  The gross profit for the year ended December 31, 2008 was $97,323, an increase of $312,242 or 145% as compared to a gross loss of $214,919 for the year ended December 31, 2007.   The Company’s significant negative gross margin during the year ended 2007 was due to the lack of capitalization of normal fixed manufacturing costs.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.  Operating expenses decreased by $624,911 or 54% to $523,239 for the year ended December 31, 2008 versus $1,148,150 for the year ended December 31, 2007.  The decrease in operating expenses was principally due to additional cost cutting measures enacted by the Company during 2008.

Other expense.    Other expense principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $1,592,473 during the year ended December 31, 2008 versus other expense of $619,885 during the year ended December 31, 2007.  The significant charges were due to additional interest expense, related to a beneficial conversion feature, recognized from the issuance of convertible notes payable during the year ended December 31, 2007, and from the modification of the conversion rates for outstanding debt during the year ended December 31, 2008.  In addition, the Company recognized financing costs of $1,170,000 in fiscal 2009 when 136,364 common shares were issued to extend the maturity date on its convertible promissory note.

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

•

collectability is reasonably assured; and

•

customer acceptance criteria, if any, have been successfully demonstrated.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

For the year ended December 31, 2008, management has relied on the COSO framework to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

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

Name	Age	Position	Term of Director
James R. Simpson	39	Chief Executive Officer, Secretary and Director	From June 2006 until our next annual meeting.
William W. Lee	57	President and Director	From June 2006 until our next annual meeting.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

James R. Simpsonbecame the chief executive officer, secretary and a director of Silvergraph International in June 2006.  Mr. Simpson has also served as the chief executive officer and a director of New Era since its inception in June 2006.  As one of the founding members of Silvergraph LLC, Mr. Simpson formulated our strategic direction, namely gallery quality prints at decor prices.  Prior to founding Silvergraph LLC, where his wholly-owned entity served as one of the Silvergraph LLC managers from April 2005 until Silvergraph LLC’s merger into New Era, Mr. Simpson was a founding member of Brown Simpson Asset Management, LLC, a $450 million New York based private equity investment organization.  During his 6-year tenure through 2001, he was responsible for over $250 million in private investment in domestic technology companies.  From 1999 to 2001, Mr. Simpson served as a director of Pointconnect Inc., a technology services company targeting the financial services industry.  Mr.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary	Non-equity Incentive Plan Compensation	All Other Compensation	Total
James R. Simpson CEO, Secretary	2008	$ 36,308	0	0	$36,308
	2007	72,692	0	0	72,692
William W. Lee President	2008	47,615	0	0	47,615
	2007	81,577	0	0	81,577
Gary Freeman Former CFO	2008	-	0	0	-
	2007	74,024	0	0	74,024
James R. Martin Former Treasurer and VP Sales & Marketing	2008	-	0	0	-
	2007	74,307	0	0	74,307

(1)   Represents value of warrant to purchase 7,397 common shares computed in accordance with FAS 123R.

(2)   Represents deferred commissions on sales.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On April 11, 2008 James R. Martin, William W. Lee and James R. Simpson terminated their employment agreements with New Era.  The Termination Agreement provided that each executive’s unpaid salary as of the date of the agreement would remain an outstanding obligation on the books and records of the Company until the salary was paid or Silvergraph merged with a separate company unaffiliated with any of the executives.   In the case of a merger each executive’s unpaid salary would be converted into common stock at $5.28 per share.

Former Employment Agreements

During the year ended December 31, 2007 New Era employed Messrs. Simpson, Lee and Martin.   Mr. Simpson’s employment agreement provided that he would receive an annual base salary of $82,000 and Mr. Lee’s employment agreement provided that he would receive an annual base salary of $82,000,

During the year ended December 31, 2006, Mr. Martin’s employment agreement provided that Mr. Martin would receive an annual base salary of $82,000.  In addition, his agreement provided that he would receive a signing incentive of $27,000 as well as a commission on the gross sales of New Era.  Mr. Martin received a 5% commission on all gross sales of New Era until the Company fully paid the signing incentive, at which time the commission percentage became 2.5% on all gross sales.  In 2006, Mr. Martin received $8,878 in signing incentive payment.  Each employment agreement provided that in the event that we terminate the executive without cause or if the executive resigns for certain designated reasons, the executive retains his monthly base salary for twenty-four (24) months after the month of termination and payment thirty (30) days after termination of any incentive bonus for measurement periods already ended at the date of termination.  The executive was also entitled to receive benefits from Silvergraph International for eighteen (18) months following such termination.  Each of these employment agreements provided for a reduction in severance pay in the event that the executive earns any base compensation from another employer during the period of base salary continuation.  However, the termination provisions were waived pursuant to the Termination Agreement that Messrs. Simpson, Lee and Martin entered into on April 11, 2008.

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

Outstanding Equity Awards

At December 31, 2008, Gary Freeman, our Chief Financial Officer, held a warrant to purchase 7,397 shares of Silvergraph common stock at an exercise price of $9.17 for a term of five years.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2008.   This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	14,178(1)	$ 17.42	15,152
Total	14,178	$ 17.42	15,152

(1)

Represents options to purchase 1,515 common shares and warrants to purchase12,663 common shares under individual compensation plans.

Stock Option Plan

Our board of directors approved a stock option plan on June 26, 2006.  The purpose of the 2006 stock option plan is to promote our interests by attracting key employees and directors, providing each of our key employees and directors with an additional incentive to work to increase the value of our common stock and providing key employees and directors with a stake in our future, which corresponds to the stake of the stockholders.  Our Board reserved for issuance a total of 15,152 shares of common stock under the 2006 stock option plan.  We have not granted any options to date.  Our Board in approving the 2006 stock option plan has recommended that the shareholders approve this 2006 stock option plan.  The stock option plan has not been approved by the Company’s shareholders.

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

Warrant

New Era and Bandari Beach Lim & Cleland LLP are parties to a letter of understanding governing Gary Freeman’s employment on a part-time basis as New Era’s chief financial officer.  Pursuant to this letter of understanding, New Era granted to Mr. Freeman a warrant to purchase 7,397 shares of Silvergraph common stock at an exercise price of $9.17.  The warrant has a term of five years and was subject to a right to cancel Mr. Freeman’s right to exercise up to 50% of the shares underlying the warrant in the event that Bandari or Mr. Freeman cancelled the letter agreement for reasons not involving nonpayment of fees to Bandari, material adverse alteration of Mr. Freeman’s duties as chief financial officer, breach, fraud or other designated reasons.  Our right to cancel up to 50% of Mr. Freeman’s exercise rights expired June 30, 2007.

Investor Relations Agreement

On January 22, 2007 we entered into an agreement with RJ Falkner & Company, Inc. for a period of at least one year whereby RJ Falkner & Company, Inc. would provide investor relations support to the Company beginning February 1, 2007.  The agreement required the Company to pay a cash retainer of $3,000 per month in advance and to cover expenses.  Further, the Company issued a total of 852 shares of its restricted common stock to R. Jerry Falkner as payment in full.  The agreement allowed the Company to halt issuance of future stock grants by agreeing to increase the monthly retainer to $5,000.  The Company also agreed to issue R. Jerry Falkner a ten-year stock option to purchase 1,515 shares of the Company’s restricted common stock with an exercise price of $47.52 per share.

The agreement carries registration rights for the common stock to be issued whereby the Company agreed to register the shares with the Securities and Exchange Commission within 24 months of the start date of the agreement.  Should the Company fail to register the shares, the previously granted option shall become a cashless exercise option.

Beneficial Ownership

The following table sets forth as of March 31, 2009, the name and the number of shares of our common stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially more than 5% of the 1,067,440 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as a group.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Common	Antaeus Capital Partners, LLC 1875 Century Park East, Ste. 1460 Los Angeles, CA 90067	82,536	7.73%
Common	Robert J. Neborsky, M.D. Inc. Combination Retirement Trust Robert J. & Sandra S. Neborsky Living Trust 317 14thStreet, Del Mar, CA 92014	74,190	6.95%
Common	Alpha Wealth Management, LTD Mason Miller, Attorney in Fact Miller & Wells 300 E. Main St., Lexington, KY 40507	75,320	7.06%

MANAGEMENT
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Common	James R. Simpson * (1)	124,672	11.68%
Common	William W. Lee * (2)	122,728	11.50%
Common	Total Officers and Directors As a Group (2 persons)	247,400	23.18%

(*) Officer and/or director.  Address 11919 Burke Street, Santa Fe Springs, CA 90670-2507.

(1)  As the sole member of Hock-Simpson, James R. Simpson has the sole voting and investment power of the shares of common stock held by Hock-Simpson.  Thus, Mr. Simpson is deemed to be the beneficial owner of the 8,228,298shares of common stock held by Hock-Simpson.

(2)  As the sole member of Lion’s Head, William W. Lee has the sole voting and investment power of the shares of common stock held by Lion’s Head.  Thus, Mr. Lee is deemed to be the beneficial owner of the 122,728 shares of common stock held by Lion’s Head.

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

On July 26, 1993, Mr. Lee leased a 11,500 square foot property located at 11919 Burke Street, Santa Fe Springs, California 90670-2507.  Pursuant to this lease, Mr. Lee currently pays to the lessor, an unaffiliated party, $5,832.75 per month, which is approximately $.507 per square foot, equal to $69,993 per annum.  Beginning January 1, 2007, Mr. Lee’s rent will increase to $.522  per square feet, equal to $72,072 per annum; and beginning January 1, 2008, Mr. Lee’s rent will increase again to $5.37 per square feet, equal to $74,151 per annum.  Mr. Lee is not in default on this lease.  We and New Era entered into a sublease with Mr. Lee for this property, pursuant to which we pay Mr. Lee $5,832.75 per month, which is the same amount Mr. Lee currently pays under his lease.  In addition, our rent under the sublease will increase in the same amount as will Mr. Lee’s under his lease.  We agreed under the sublease with Mr. Lee that we will grant to him a security interest in all of the assets of New Era for our failure to make payments under the sublease.

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

New Era and Bandari Beach Lim & Cleland LLP are parties to a letter of understanding governing Gary Freeman’s employment on a part-time basis as New Era’s chief financial officer.  Pursuant to this letter of understanding, New Era granted to Mr. Freeman a warrant to purchase 7,397 shares of New Era common stock at an exercise price of $9.17 for a term of five years; provided, however, that New Era retained the right to cancel Mr. Freeman’s right to exercise up to 50% of the shares underlying the warrant in the event that Bandari or Mr. Freeman cancel the letter agreement for reasons not involving nonpayment of fees to Bandari, material adverse alteration of Mr. Freeman’s duties as chief financial officer, breach, fraud or other designated reasons.  Our right to cancel up to 50% of Mr. Freeman’s exercise rights underlying the warrant decreased ratably each month beginning July 1, 2006 and ending June 30, 2007, at which time we no longer have the ability to cancel any percentage of Mr. Freeman’s exercise rights.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Silvergraph’s annual financial statement and review of financial statements included in the Company’s periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $31,150 for fiscal year ended 2008 and $42,421 for fiscal year ended 2007.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2008 and 2007.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2008 and 2007.

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

3.1(i)

Articles of Incorporation (Incorporated by reference to Exhibit 3.1(i) to Form 10-SB filed on July 6, 2000)

3.1(ii)

Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on June 23, 2006)

3.1(iii)

Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 24, 2009)

3.2

Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-SB filed on July 6, 2000)

10.1

Form of Conversion Agreement, dated January 18, 2008 (Incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 15, 2008)

10.2

Subscription Agreement between Silvergraph and Subscribers, dated January 25, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 7, 2008)

10.3

Form of Convertible Promissory Notes between Silvergraph and Holders, dated February 1, 2008 (Incorporated by reference to Exhibit 10.3 to Form 10-K filed on April 15, 2008)

10.4

Consulting Agreement between Silvergraph and Mirador Consulting, Inc., effective February 6, 2008 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 15, 2008)

10.5

1stAmendment to the 7% Notes Due May 31, 2008 between Silvergraph and Holders, dated April 4, 2008 (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on April 15, 2008)

10.6

Termination Agreement between Silvergraph, New Era and Executives, dated April 11, 2008 (Incorporated by reference to Exhibit 10.6 to Form 10-K filed on April 15, 2008)

10.7

2ndAmendment to the 7% Notes between Silvergraph and Holders, dated June 30, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 7, 2008)

10.8

3rdAmendment to the 7% Notes between Silvergraph and Holders, dated August 31, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed September 4, 2008)

10.9

Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective October 31, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 17, 2008

10.10

Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective December 29, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008

14

Code of Ethics (Incorporated by reference to Exhibit 14 to Form 8-K filed on June 26, 2006)

21

Subsidiaries of Silvergraph

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson, Chief Executive Officer	Date: June 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William W. Lee William W. Lee President and Director	Date: June 9, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Silvergraph International, Inc.

We have audited the consolidated balance sheets of Silvergraph International, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silvergraph International, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
May 18, 2009

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$39,539	$17,737
Accounts receivable, no allowance for doubtful accounts	-	21,092
Total current assets	39,539	38,829
Property and equipment, net of accumulated depreciation
of $662,560 and $577,843	-	149,846

Total assets	$39,539	188,675
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$192,831	$214,788
Accrued expenses	105,782	184,633
Line of credit	41,699	43,593
Capital lease obligation, current	-	21,362
Convertible promissory notes	190,000	-
Due to shareholder	13,701	21,701
Note payable – stockholders	-	280,000
Total current liabilities	544,013	766,077
Convertible notes payable	-	790,000
Total liabilities	544,013	1,556,077

Mandatory convertible notes payable	-	543,500

Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized:
1,067,440 and 546,307 shares issued and outstanding, respectively	1,067	546
Additional paid-in capital	5,755,430	2,331,134
Accumulated deficit	(6,260,971)	(4,242,582)
Total stockholders' deficit	(504,474)	(1,910,902)

Total liabilities and stockholders’ deficit	$39,539	$188,675

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2008	2007
Revenues	$120,963	$261,035
Cost of Sales	23,640	475,954
Gross Profit (Loss)	97,323	(214,919)
Operating expenses	523,239	1,148,150
Operating loss	(425,916)	(1,363,069)
Other expenses:
Interest expense	333,375	619,885
Financing costs on extension of convertible notes payable	1,170,000	-
Loss on sale of fixed assets	40,362	-
Other	48,736	-
Net Loss	$(2,018,389)	$(1,982,954)
Net Loss per share, basic and fully diluted	$(2.45)	$(3.63)
Weighted average shares outstanding, basic and fully diluted	824,267	546,094

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	545,455	$545	$1,819,546	$(2,259,628)	$(439,537)
Beneficial conversion feature on notes payable	-	-	505,964	-	505,964
Fair value of stock issued to consultant	852	1	5,624	-	5,625
Net loss	-	-		(1,982,954)	(1,982,954)
Balance, January 1, 2008	546,307	546	2,331,134	(4,242,582)	(1,910,902)
Fair value of stock issued to Consultant	33,994	34	144,452	-	144,486
Imputed interest on modification of
conversion rates for convertible debt	-	-	333,375	-	333,375
Conversion of convertible debt and notes
payables into common stock	347,151	347	1,764,041	-	1,764,388
Fair value of common stock issued for
settlement of accounts payable	3,624	4	12,564	-	12,568
Shares issued upon extension of convertible note	136,364	136	1,169,864	-	1,170,000
Net Loss	-	-	-	(2,018,389)	(2,018,389)
Balance, December 31, 2008	1,067,440	$1,067	$5,755,430	$(6,260,971)	$(504,474)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31
	2008	2007
Operating activities:
Net loss	$(2,018,389)	$(1,982,954)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	56,985	163,829
Non-cash interest expense	333,375	505,964
Non-cash financing costs	1,170,000	-
Net loss on fixed asset disposals	40,362	-
Equity based compensation expense	144,486	5,625
Changes in assets and liabilities:
Accounts receivable	21,092	114,786
Inventory	-	172,003
Other assets	-	19,431
Accounts payable and accrued expenses	62,648	50,847
Net cash used in operating activities	(189,441)	(950,469)
Investing activities:
Purchases of furniture and equipment	-	(30,949)
Net cash received on sale of fixed assets	52,499	-
Net cash provided by (used in) investing activities	52,499	(30,949)
Financing activities:
Debt principal payments	(1,894)	(535)
Principal payments on capital leases	(21,362)	(80,936)
Proceeds from issuance of convertible notes	190,000	1,008,250
Related party (repayment) advances	(8,000)	21,701
Net cash provided by financing activities	158,744	948,730

Change in cash and cash equivalents	21,802	(32,688)
Cash and cash equivalents, beginning of period	17,737	50,425
Cash and cash equivalents, end of period	$39,539	$17,737

Supplemental cash flow information:
Cash paid for interest	$24,384	$-
Cash paid for income taxes	$-	$-
Non Cash Investing and Financing Activities
Conversion of convertible debt, accrued interest and notes
payable to common stock	1,764,388	-
Conversion of accounts payable to common stock	12,568	-

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWELVE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

•

The companies have been operated as one business over the past three (4) years,

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,260,971  at December 31, 2008. Additionally, as of December 31, 2008, the Company had a working capital deficiency of $504,474 and a stockholders’ deficiency of $504,474.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the

Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

In 2009 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs.  However, we cannot guarantee that these actions will ensure our continued operations.

Reverse Stock Split

On December 5, 2008, stockholders holding a majority of shares entitled to vote authorized by written consent a reverse stock split of the Company’s outstanding common stock in the range of from 1:30 to 1:66, as determined in the sole discretion of the Board of Directors.  As indicated above, the Company mailed to its shareholders on or about January 14, 2009, an Information Statement, which included information regarding the reverse stock split.  The Company had a total of 70,450,976 shares of common stock issued and outstanding, and authorized capital of 100,000,000 shares of common stock, par value $0.001 per share before the reverse split.  On February 24, 2009, the Board of Directors authorized by written consent to effect a 1-for-66 reverse split of the Company’s issued and outstanding shares.  The reverse stock split took effect at the open of business on March 24, 2009.  As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding, were reduced to 1,067,440 shares (every 66 shares of the Company’s common stock that were issued and outstanding as of March 23, 2009.

The attached consolidated financial statements are retroactively adjusted to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented.

Revenue Recognition

The Company recognizes revenue from gross product sales, including freight charges, and revenues from the license of products, in compliance with Staff Accounting Bulletin No. 101 ("SAB 101") and No. 104 (“SAB 104”) which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectability is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

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

Significant customers

The Company made sales to one customer, comprising 73% of total sales during the year ended December 31, 2008 and to two customers comprising 47% and 23% of total sales during the year ended December 31, 2007.

Earnings (loss) per share

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the twelve months ended December 31, 2008 and 2007, basic and diluted loss per share are the same.  At both December 31, 2008 and 2007, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 14,178 common shares.

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

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations , and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not anticipate that the adoption of the FSP FAS 142-3 will have a material impact on our financial condition, results of operations, or cash flow.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective on November 15, 2008.   The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

As of January 1, 2009, the Company adopted EITF Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations, financial position or cash flows.

NOTE 2— BALANCE SHEET COMPONENTS

Property and equipment as of December 31, 2008 and 2007 was as follows:

	2008	2007
Machinery and equipment	$668,600	$716,010
Furniture and fixtures	1,000	3,051
Computer hardware and software	3,066	8,628
	672,666	727,689
Accumulated depreciation and amortization	(672,666)	(577,843)
	$-	$149,846

Depreciation expense for the year ended December 31, 2008 and 2007 was $56,985 and $77,331, respectively.  During 2008, the Company sold computer equipment and capital leased equipment with a net book value of $92,860 to one of its shareholders for $52,499, resulting in a net loss on the sale of $40,362.

NOTE 3—DEBT

Convertible Promissory Notes

In February 2008 the Company issued convertible promissory notes in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and Thomas G. Schuster and Antaeus Capital Partners, LLC, accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of 7% convertible promissory notes, due on June 30, 2008.  In April, 2008, the Company issued an additional $40,000 of the convertible promissory notes to two accredited investors. As of December 31, 2008, aggregate borrowings under these convertible Notes Payable were $190,000.

The Company will pay all interest due and owing on each note by adding such amounts to the then outstanding principal balance of each note, thereby increasing the outstanding principal balance of each note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity.  If the Company combines via merger, acquisition, reverse merger or similar process with a private company doing business in the wall art industry (the “Combination”), the outstanding principal amount of the notes together with all accrued but unpaid interest will automatically convert into shares of the Company’s common stock at the closing of such Combination at the conversion price, discussed below.  Each holder of a Note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.08 per share.

The conversion price of the note, however, shall never be adjusted to less than $0.01 per share.  Additionally, if the Company does not complete an anticipated Combination transaction with a private company by June 30, 2008 whereby the private company owns up to 80% of the surviving entity, the conversion price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the notes to own upon conversion the number of shares of common stock of the Company determined to be 51% of the outstanding common stock on a fully-diluted basis and the remaining holders of the notes to own a pro rata number of common shares of common stock of the Company.  The Company also is required to register the underlying shares of the convertible promissory notes on its first filed registration statement subsequent to the issuance of such notes.

The notes will be secured by all of the assets of New Era Studios, Inc., the Company’s wholly-owned subsidiary, under a security agreement.  Silvergraph may not prepay the notes and so long as the notes are outstanding, the Company must obtain written approval from the note holders for certain actions identified in the notes, including, but not limited to, the issuance of debt, acquisition or sale of a material asset and issuance of dividends to common stockholders.  The security agreement will be null and void if the notes convert into a majority of Silvergraph’s common stock.  In addition, the holders of the notes have a right of first refusal on all equity financings contemplated by Silvergraph.

On June 30, 2008, Silvergraph and the holders of the 7% notes entered into an amendment to the agreement that created a formula for the calculation of the optional conversion price, and extended the initial due of the notes of June 30, 2008, to August 31, 2008.

On August 31, 2008 Silvergraph and the holders of the 7% Notes due August 31, 2008 entered into a 3 rd amendment to the 7% Notes due August 31, 2008 that extended the due dates of the notes from August 31, 2008 to October 31, 2008 and amended the terms of a Mandatory Conversion. Simultaneous with the closing of a transaction whereby the Company combines via merger, acquisition, reverse merger or similar process with a private company (“Merger”), this Note and accrued but unpaid interest shall immediately and automatically convert into fully paid and nonassessable shares of Common Stock in accordance with the following:

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

On November 12, 2008, Silvergraph and holders of the 7% Convertible Promissory Notes due August 31, 2008, entered into Amendment to Loan Transaction.  Under the terms of the Amendment, the Company was granted an extension to the maturity date of the Notes from October 31, 2008 to December 15, 2008.  In addition, pursuant to the Amendment, as consideration for such extension, the Company has agreed to issue to the Holders, pro rata, a total of 136,364 shares of Common Stock of the Company, par value $0.001 (the “Shares”).

On December 29, 2008, Silvergraph and holders of the 7% Convertible Promissory Notes due December 15, 2008, entered into Amendment to Loan Transaction Under the terms of the Amendment, the Company was granted an extension to the maturity date of the Notes from December 15, 2008 to January 31, 2009.

NOTE 4—NOTES PAYABLE

Line of credit

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2%.  The facility is secured by substantially all of the Company's assets. At December 31, 2008 and 2007, the Company had $41,699 and $43,593 outstanding under this line of credit.

Due to Shareholder

During 2007, the Company received $21,701 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $13,701 and $21,701 as of December 31, 2008 and 2007, respectively.

NOTE 5—EQUITY

Shares issued for services

During the year ended December 31, 2008, the Company issued 18,842 shares of its common stock valued at $99,486 to various consultants.  Such costs are included in operating expenses in our accompanying statement of operations for the year ending December 31, 2008.

The Company entered into consulting agreement with a consultant that was effective January 10, 2008.  For a term of one year, the consultant will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce the Company to various members of the financial community.  In consideration for the consultant’s services the Company agreed to pay $1,000 per month until April 30, 2008 and $3,000 a month thereafter for the remainder of the one year term.  In accordance with the agreement, the Company issued 15,152 shares to the consultant valued at $45,000 upon the signing of the agreement and agreed to issue 12,121 shares to the consultant upon the closing of the Company’s combination with a private company.  As the Company has not yet completed the combination with a private company, the Company has not accounted for the 12,121 shares.  These shares are restricted and have “piggy back” registration rights.  In the event that the consultant introduces the Company to an institution or individual that provides funding to the Company, then the Company will pay five percent of the total amount of the net transaction to the consultant.

Conversion of Debt to Equity

During 2006 the Company issued convertible notes payable (the “Notes”) in the aggregate principal amount of $325,000 and warrants to purchase 143,000 shares of our common stock to five accredited investors. Each holder of a Note could convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.45 per share. During 2007, the Company issued $465,000 of additional convertible notes and 204,600 warrants.  These notes had the same characteristics as the notes discussed above, except that they convert into common shares at a price of $0.22 per. As such, the conversion rates of the notes issued during 2006 were reset to $0.22 per share resulting in a beneficial conversion feature of $75,055 which was charged to interest expense during the quarter ended June 30, 2007.  Subsequent to the issuance of the securities discussed above, the Company issued Mandatory Convertible Notes Payable (See below).  These notes had the characteristics discussed above, including the right to convert into common shares at a price of $0.10 per share.  As such, the conversion rates of all the Convertible Notes Payable reset to $0.10 per share, resulting in an additional beneficial conversion feature of $430,909 which was charged to interest expense during the quarter ended June 30, 2007. At December 31, 2007, $790,000 was outstanding under these notes. On April 29, 2008 $790,000 of convertible notes payable plus accrued interest thereon of $91,557 was converted into 180,711 shares common stock (at $.074 per share).  As the actual conversion rate of $.074 was less than the conversion terms of the note, the Company recognized an additional interest charge of $248,907 during the year ended December 31, 2008 relating to the modification of the conversion terms.

During 2007 the Company issued mandatory convertible notes payable (the “New Notes”) in the aggregate principal amount of $543,500, which was outstanding as of December 31, 2007. The notes bear interest at a rate of ten percent (10%) per annum. On April 29, 2008 the $543,500 notes plus accrued interest of $25,031 was converted into 107,492 common shares (at $.08 per share). As the actual conversion rate of $.08 was less than the conversion terms of the note, the Company recognized an additional charge of $112,731 during the year ended December 31, 2008 relating to the modification of the conversion terms.

One of our shareholders loaned $280,000 to the Company in June 2006. During May 2007, the Company and the note holder agreed that upon the closing of a New Notes capital raise with net proceeds of at least $500,000, the note holder will agree to receive a cash payment of 10% of the net proceeds of the New Notes and convert the remaining balance to the New Notes or other security containing materially similar characteristics. On April 2008, the $280,000 note and $34,300 of accrued interest was converted into 58,949 common shares (at $.08 per share).

Conversion of accounts payable to common stock

The Company issued 3,624 shares of its common stock in exchange for the settlement of $12,568 of accrued expenses during the twelve months ended December 31, 2008.

Warrants Outstanding

A summary of warrant activity and changes during the years ended December 31, 2008 and 2007 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2007	7,397	$9.17	2.1
Granted	5,266	$23.10	3.3
Cancelled	-	-	-
Outstanding at December 31, 2007	12,663	$13.82	2.7
Granted	-	$-	-
Cancelled	-	-	-
Outstanding and exercisable at December 31, 2008	12,663	$13.82	2.7

Additional information regarding warrants outstanding as of December 31, 2008 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2008
$ 9.17	7,397	2.1	7,397	—
$ 23.10	5,266	3.3	4,432	—
$ 9.17 - $ 23.10	12,663	2.7	11,829	—

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the year ended December 31, 2008 and 2007 as a result of the availability of net operating loss carryforwards.  As of December 31, 2008, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 31, 2008.

As of December 31, 2008, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2003. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.