Form 10-Q
period 2009-03-31
SILVERGRAPH INTERNATIONAL INC
filed 2009-08-19
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-30951

SILVERGRAPH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	67-0695367 (I.R.S. Employer Identification No.)
22541 Parkfield, Mission Viejo, CA (Address of principal executive offices)	92692 (Zip Code)
(562) 693-3737 (Registrant’s telephone number, including area code)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer   ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of August 17, 2009 was 1,067,440.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

1.

Financial Statements:

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Income

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6

2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

3.

Quantitative and Qualitative Disclosures About Market Risk

14

4.

Controls and Procedures

14

PART II. OTHER INFORMATION

1.

Legal Proceedings

15

1A.

Risk Factors

15

2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

3.

Defaults Upon Senior Securities

15

4.

Submission of Matters to a Vote of Security Holders

15

5.

Other Information

15

6.

Exhibits

15

Signatures

16

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,845	$39,539

Total assets	$3,845	39,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$205,909	$192,831
Accrued expenses	24,723	55,782
Accrued compensation	50,000	50,000
Convertible promissory notes	193,325	190,000
Line of credit	41,529	41,699
Due to shareholder	13,701	13,701

Total liabilities	529,187	544,013

Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized:
1,067,440 shares issued and outstanding, respectively	1,067	1,067
Additional paid-in capital	5,755,430	5,755,430
Accumulated deficit	(6,281,839)	(6,260,971)

Total stockholders' deficit	(525,342)	(504,474)

Total liabilities and stockholders’ deficit	$3,845	$39,539

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2009	Three months ended March 31, 2008
	(Unaudited)	(Unaudited)
Revenues	$-	$30,853
Cost of sales	-	11,478
Gross profit	-	19,375
Operating expenses	26,257	212,696
Operating loss	(26,257)	(193,321)
Other income (expense)	5,389	(34,525)
Net loss	$(20,868)	$(227,846)
Net loss per share, basic and fully diluted	$(0.02)	$(0.41)
Weighted average shares outstanding, basic and fully diluted	1,067,440	559,794

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(20,868)	$(227,846)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	25,324
Gain on sale of fixed assets	(11,820)	-
Accrued interest on debt	3,325	-
Equity based compensation expense	-	45,000
Changes in assets and liabilities:
Accounts receivable	-	4,307
Accounts payable and accrued expenses	(17,981)	11,795
Net cash used in operating activities	(47,344)	(141,420)

Investing activities:
Proceeds received on sale of fixed assets	11,820	-
Net cash provided by investing activities	11,820	-

Financing activities:
Debt principal payments	(170)	(913)
Principal payments on capital leases	-	(21,362)
Proceeds from issuance of convertible notes	-	150,000
Related party advances	-	7,000
Net cash (used in) provided by financing activities	(170)	134,725

Change in cash and cash equivalents	(35,694)	(6,695)
Cash and cash equivalents, beginning of period	39,539	17,737
Cash and cash equivalents, end of period	$3,845	$11,042

Supplemental cash flow information:
Cash paid for interest	$-	$2,100
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at March 31, 2009, the consolidated results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008, respectively. Comprehensive income is equivalent to net income for the three month ended March 31, 2009 and 2008, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 12, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,281,839, and a stockholders’ and working capital deficiency of $525,342 at March 31, 2009.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2008 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Reverse Stock Split

On December 5, 2008, stockholders holding a majority of shares entitled to vote authorized by written consent a reverse stock split of the Company’s outstanding common stock in the range of from 1:30 to 1:66, as determined in the sole discretion of the Board of Directors.  The Company mailed to its shareholders on or about January 14, 2009, an Information Statement, which included information regarding the reverse stock split.  The Company had a total of 70,450,976 shares of common stock issued and outstanding, and authorized capital of 100,000,000 shares of common stock, par value $0.001 per share before the reverse split.  On February 24, 2009, the Board of Directors authorized by written consent to effect a 1-for-66 reverse split of the Company’s issued and outstanding shares.  The reverse stock split took effect at the open of business on March 24, 2009.  As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced to 1,067,440 shares (every 66 shares of the Company’s common stock that were issued and outstanding as of March 23, 2009).  The attached consolidated financial statements are retroactively adjusted to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented.

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

Significant Customers

The Company made sales to one customer comprising 81% of total sales during the three months ended March 31, 2008.

Earnings (loss) per share

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss for the three months ended March 31, 2009 and 2008, basic and diluted loss per share are the same.  At March 31, 2009, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 12,663 common shares.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.  The carrying amounts of convertible notes payable and line of credit approximate fair value, because the related effective rates on these instruments approximate rates currently available to the Company.

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

NOTE 2 – CONVERTIBLE PROMISSORY NOTES

In February 2008 the Company issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of the Notes.  In April, 2008, the Company issued an additional $40,000 of the Notes to two accredited investors.

The obligations represented by the Notes have been amended by a 1 st Amendment dated May 31, 2008; a 2nd Amendment dated June 20, 2008; a 3rd Amendment dated August 31, 2008; a 4 th Amendment dated October 31, 2008; a 5th Amendment dated December 15, 2008; a 6 th Amendment dated January 31, 2009, and a 7th Amendment dated May 3, 2009 (the “Prior Amendments”) which are incorporated herein by reference.

After incorporating the Prior Amendments, the significant terms of the Notes are as follows:

1.

Payments:  The Company will pay all interest due and owing by adding such amounts to the outstanding principal balance of each Note, thereby increasing the outstanding principal balance of each Note.  All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity.

2.

Maturity:  The principal and all accrued interest shall become immediately due and payable upon receipt by the Company of written notice from a majority of the Holders.

3.

Event of Default:  In the event of an occurrence of any event of default specified below, the principal and all accrued interest shall become immediately due and payable without notice.  The occurrence of any of the following events shall constitute an event of default under this Note

a.

The Company fails to make any payment when due and which failure has not been cured within fifteen (15) days following such failure.

b.

If the Company shall default in the payment or performance of any other material obligation of this Note or other debt of the Company.

c.

If the Company or an operating wholly-owned subsidiary of the Company shall file a petition to take advantage of any insolvency act; make an assignment for the benefit of its creditors; commence a proceeding for the appointment of a receiver, trustee, liquidator or conservator of itself of a whole or any substantial part of its property; file a petition or answer seeking reorganization or arrangement or similar relief under the federal bankruptcy laws or any other applicable law or statute of the United States of America or of any state.

4.

Conversion Rights:

a.

Optional Conversion.  On or before the payment of the Note in full, the Holder may convert the principal amount owing on this Note, together with all accrued and unpaid interest, into fully paid and nonassessable shares of Common Stock at a conversion price per share the lower of $0.045 per share of common stock or the price per share of common stock (referred to as “X”) derived from the following equation:  X=.95/Y where X is defined as the price per share of common stock and Y is defined as the reverse split ratio declared by the Company’s board of directors.

b.

Mandatory Conversion.  If the Company does not complete a merger transaction with a private company approved by the board of directors (“Private Company”), by the Maturity Date whereby the Private Company owns up to 96% of the surviving entity, the Conversion Price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the Notes to own upon conversion the number of shares of common stock of the Company determined to be 59% of the outstanding Common Stock on a fully-diluted basis and the remaining holders of the Notes to own a pro rata number of common shares of common stock of the Company.

5.

Security:  The notes will be secured by all of the assets of New Era Studios, Inc., the Company’s wholly-owned subsidiary, under a security agreement.  Silvergraph may not prepay the notes and so long as the notes are outstanding, the Company must obtain written approval from the note holders for certain actions identified in the notes, including, but not limited to, the issuance of debt, acquisition or sale of a material asset and issuance of dividends to common stockholders.  The security agreement will be null and void if the notes convert into a majority of Silvergraph’s common stock.  In addition, the holders of the Notes have a right of first refusal on all equity financings contemplated by Silvergraph.

As part of the 7th amendment dated in May 2009, the Company will receive from certain Note holders, up to $25,000 which will be used for working capital purposes.  Upon receipt of an aggregate $25,000, the Company shall issue a total of 1,250,000 shares of Common Stock.  If by September 20, 2009, the Company has not received a total of $25,000, then the Company shall issue common shares on a pro rata basis.

NOTE 3 – LINE OF CREDIT

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2%.  The facility is secured by substantially all of the Company's assets.  At March 31, 2009 and December 31, 2008, the Company had $41,529 and $41,699 outstanding under this line of credit.

NOTE 4 – DUE TO SHAREHOLDER

During 2007, the Company received $21,701 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $13,701 at both March 31, 2009 and December 31, 2008.

NOTE 5—EQUITY

Warrants Outstanding

A summary of warrant activity and changes during the three months ended March 31, 2009 is presented below:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	12,663	$13.82	2.7
Granted	-
Exercised	-
Outstanding at March 31, 2009	12,663	$13.82	2.4
Exercisable at March 31, 2009	12,663	$13.82	2.4

Additional information regarding warrants outstanding as of March 31, 2009 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at March 31,2009
$9.17	7,397	1.9	7,397	-
$23.10	5,266	3.1	4,432	-
$9.17 - $23.10	12,663	2.7	11,828	-

NOTE 6 – INCOME TAXES

The Company did not provide for any federal or state income tax expense during the three months ended March 31, 2009 and 2008 as a result of the availability of net operating loss carryforwards.  As of March 31, 2009, the Company had provided a 100% valuation allowance with respect to such federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the federal statutory income tax rate of 34% for the three months ended March 31, 2009.

As of March 31, 2009, for federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as March 31, 2009, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this report and the documents incorporated by reference herein. Any statements (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Silvergraph International, Inc. may vary materially from those expected or anticipated in these forward-looking statements. The information incorporated by reference under the heading “Risk Factors” in this report provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Because of these and other factors that may affect Silvergraph International, Inc.’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Silvergraph International, Inc. files from time to time with the Securities and Exchange Commission, or SEC, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

How to Obtain Silvergraph International, Inc. SEC Filings

All reports filed by Silvergraph International, Inc. with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov.  In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.

Executive Overview

In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client, Home Interiors & Gifts.  In response, we attempted to accelerate the development of our in-house sales channel to home furnishings and accessory retailers. To that end, in July 2007 we hired an art sales, marketing and design company based in Seattle which brought to us an existing client base.   To service and grow the Seattle group’s client base, we needed to raise capital that we were unable to accomplish on terms acceptable to us.  Accordingly, we terminated our contract with the Seattle group in December 2007.   Separately, without sufficient resources we were forced to cease our investment in the development of TxTura.  Given the challenges we were experiencing in developing sales channels and the unexpected contraction of our largest client, in December 2007, the board of directors determined that we should seek to merge with a larger art company with established sales channels which could benefit from our technology.   We are currently assessing various strategies to best enhance value for our shareholders including combining with, or licensing our technology to, a larger art organization that would benefit from our technology.  To that end, on a confidential basis, we have entered into discussions with an established art company, have raised interim bridge capital to support our operations and have taken significant steps to lower our cost of operations.

Results of Operations

Quarter ended March 31, 2009 and 2008

Revenues.    Our revenues decreased $30,853 or 100%, to $Nil for the three months ended March 31, 2009, as compared to $30,853 for the three months ended March 31, 2008.  The significant decline in revenues is discussed above in the Executive Overview.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties. The gross profit for the three months ended March 31, 2009 was $Nil, a decrease of $19,375 or 100% as compared to a gross profit of $19,375 for the three months ended March 31, 2008.   The Company’s change in gross margin between 2009 and 2008 was due to the lack of revenues as discussed above.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.  Operating expenses decreased by $186,439 or 88% to $26,257 for the three months ended March 31, 2009 versus $212,696 for the three months ended March 31, 2008.  Due to the lack of revenues as discussed above, we continue to focus on implementing significant cost reduction which allows us to evaluate, select, and implement our revised strategic plan.

Other income (expense).    Other income (expense) principally consists of interest expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other income of $5,389 during the three months ended March 31, 2009 versus other expenses of $34,525 during the three months ended March 31, 2008.  Other expense in 2008 was due to interest expense recognized from the issuance of convertible notes payable which were converted into common shares in the fourth quarter of 2008.

Liquidity and Capital Resources

Working capital as of March 31, 2009 was negative $525,342 as compared to negative working capital of $504,474 as of December 31, 2008. The cash balance at March 31, 2009 was $3,845 compared to $39,539 at December 31, 2008.

Net cash used in operating activities was $47,344 for the three months ended March 31, 2009, as compared to $141,420 for the three months ended March 31, 2008.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $11,820 for the three months ended March 31, 2009, as compared to $Nil for the three months ended March 31, 2008.  The change in balance was due to sales of certain fixed assets during the first quarter of 2009.  No similar activity occurred during the same period of the prior year.

Net cash used in financing activities was $170 during the three months ended March 31, 2009, as compared to net cash provided by financing activities of $134,725 for the three months ended March 31, 2008.  Net cash provided by financing activities during 2008 was principally related to proceeds received from the issuance of convertible notes of $150,000.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,281,839 and $6,260,971 at March 31, 2009 and December 31, 2008, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2008 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no instruments that are sensitive to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.   While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings which we are a party to, or which our property is subject to.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. to Part I of our 2008 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2009, Silvergraph and the Holders of the 7% Convertible Promissory Notes (the “Notes”) entered into an amendment (the “Amendment”) agreeing to replace the maturity date with a provision that in the occurrence of any event of default as specified in the Notes, the principal and all accrued interest on this Note shall become immediately due and payable upon receipt by the Company of written notice from a majority of the Note Holders.  The Amendment also provided for additional proceeds of $25,000 to be provided by certain Note Holders to the Company for working capital purposes.  Upon receipt of an aggregate $25,000, and as compensation for providing additional working capital to the Company, the Company shall issue a total of 1,250,000 shares of Common Stock.  If by September 20, 2009, the Company has not received a total of $25,000, then the Company shall issue Shares on a pro rata basis.  The foregoing summary of selected provisions of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

No.

Description

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

10.1

7th Amendment to Loan Transaction Agreement between Silvergraph International, Inc. and Holders of 7% Convertible Promissory Notes, effective May 3, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary Principal Financial Officer and Director	Date: August 19, 2009

16