Form 10-Q
period 2009-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2009-11-16
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2009 was 1,067,440.

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

16

4.

Controls and Procedures

17

PART II. OTHER INFORMATION

1.

Legal Proceedings

18

1A.

Risk Factors

18

2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

3.

Defaults Upon Senior Securities

18

4.

Submission of Matters to a Vote of Security Holders

18

5.

Other Information

18

6.

Exhibits

18

Signatures

19

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$869	$39,539

Total assets	$869	$39,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$196,304	$192,831
Accrued expenses	14,260	55,782
Accrued compensation	50,000	50,000
Convertible promissory notes	206,027	190,000
Line of credit	41,716	41,699
Due to shareholder	23,555	13,701

Total liabilities	531,862	544,013

Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized:
1,067,440 shares issued and outstanding, respectively	1,067	1,067
Additional paid-in capital	5,755,430	5,755,430
Common shares issuable (724,000 shares)	14,480	-
Accumulated deficit	(6,301,970)	(6,260,971)

Total stockholders' deficit	(530,993)	(504,474)

Total liabilities and stockholders’ deficit	$869	$39,539

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Revenues	$-	$88,804	$-	$119,657
Cost of sales	-	12,888	-	24,366
Gross profit	-	75,916	-	95,291
Operating expenses	5,715	25,993	40,014	463,296
Operating loss	(5,715)	49,923	(40,014)	(368,005)
Other expense	(3,325)	-	(12,805)	(371,108)
Gain (loss) on fixed asset disposal	-	-	11,820	(40,362)
Net income (loss)	$(9,040)	$49,923	$(40,999)	$(779,475)
Net loss per share, basic and fully diluted	$(0.01)	$0.05	$(0.03)	$(1.02)
Weighted average shares outstanding, basic and fully diluted	1,652,094	931,075	1,313,873	766,801

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(40,999)	$(779,475)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	46,877
Non-cash interest expense	9,975	333,375
(Gain) loss on fixed asset disposal	(11,820)	40,362
Equity based compensation expense	-	144,486
Changes in assets and liabilities:
Accounts receivable	-	21,092
Other assets	-	(3,000)
Accounts payable and accrued expenses	(38,049)	(2,895)
Net cash used in operating activities	(80,893)	(199,178)

Investing activities:
Net cash received on sale of fixed assets	11,820	52,499
Net cash provided by investing activities	11,820	52,499

Financing activities:
Debt principal payments	17	(1,096)
Principal payments on capital leases	-	(21,362)
Proceeds from issuance of convertible notes	6,052	190,000
Proceeds from issuance of common shares to be issued	14,480	-
Related party advances (repayment)	9,854	(8,000)
Net cash provided by financing activities	30,403	159,542

Change in cash and cash equivalents	(38,670)	12,863
Cash and cash equivalents, beginning of period	39,539	17,737
Cash and cash equivalents, end of period	$869	$30,600

Supplemental cash flow information:
Cash paid for interest	$-	$24,384
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Conversion of debt, interest and payables to common shares	$-	$1,776,956

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at September 30, 2009, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, respectively. Comprehensive income is equivalent to net income for the three and nine months ended September 30, 2009 and 2008, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 12, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,301,970, and a working capital and stockholders’ deficiency of $530,993 at September 30, 2009.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Reverse Stock Split

On December 5, 2008, stockholders holding a majority of shares entitled to vote authorized by written consent a reverse stock split of the Company’s outstanding common stock in the range of from 1:30 to 1:66, as determined in the sole discretion of the Board of Directors.  The Company mailed to its shareholders on or about January 14, 2009, an Information Statement, which included information regarding the reverse stock split.  The Company had a total of 70,450,976 shares of common stock issued and outstanding, and authorized capital of 100,000,000 shares of common stock, par value $0.001 per share before the reverse split.  On February 24, 2009, the Board of Directors authorized by written consent to effect a 1-for-66 reverse split of the Company’s issued and outstanding shares.  The reverse stock split took effect at the open of business on May 24, 2009.  As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced to 1,067,440 shares (every 66 shares of the Company’s common stock that were issued and outstanding as of May 23, 2009).  The consolidated financial statements are retroactively adjusted to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented.

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

Significant customers

The Company made sales to one customer comprising 81% of total sales during the three and nine months ended September 30, 2008, respectively.

Earnings (loss) per share

The Financial Accounting Standards Board requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding or issuable during the period.  Shares issuable are considered outstanding from the date they are issuable.  The Company includes common shares issuable in its calculation of weighted average shares outstanding from the date the shares are granted.

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss for the three and nine months ended September 30, 2009 and 2008, basic and diluted loss per share is the same.  At September 30, 2009, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 12,663 common shares.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification
(“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for allbusiness combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now besubject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluateevents or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after thebalance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity hasevaluated subsequent events and the basis for that date is also required.

NOTE 2 – CONVERTIBLE PROMISSORY NOTES

In February 2008 the Company issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between

Silvergraph and certain accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of the Notes.  In April, 2008, the Company issued an additional $40,000 of the Notes to two accredited investors.    During the nine months ended September 30, 2009, the Company issued an additional $6,052 of these notes.  The aggregate amount outstanding at September 30, 2009 was $196,052 plus accrued interest of $9,975.

The obligations represented by the Notes have been amended by a 1st Amendment dated May 31, 2008; a 2nd Amendment dated June 20, 2008; a 3rd Amendment dated August 31, 2008; a 4th Amendment dated October 31, 2008, a 5th Amendment dated December 15, 2008, a 6th Amendment dated January 31, 2009, and a 7th Amendment dated in May, 2009 (the “Prior Amendments”) which are incorporated herein by reference.

As of September 30, 2009 and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

Consideration for Amendments:

As part of the 7th amendment dated in May 2009, the Company will receive from certain Note holders, up to $25,000 which will be used for working capital purposes.  Upon receipt of an aggregate $25,000, the Company shall issue a total of 1,250,000 shares of Common Stock.  If by September 20, 2009, the Company has not received a total of $25,000, then the Company shall issue common shares on a pro rata basis.  At September 20, 2009, the Company received proceeds of $14,480 which has been recorded as common shares issuable in the accompanying condensed consolidated balance sheet.  The pro rata common shares of 724,000 shares to be issued have been included in the weighted average shares outstanding calculation for the three and nine month ended September 30, 2009.

NOTE 3 – LINE OF CREDIT

The Company has a $50,000 revolving bank line-of-credit, which automatically renews unless an event of default occurs.  Borrowings under the facility bear interest at the bank's prime rate plus 2%.  The facility is secured by substantially all of the Company's assets.  At September 30, 2009 and December 31, 2008, the Company had $41,716 and $41,699 outstanding under this line of credit.

NOTE 4 – DUE TO SHAREHOLDER

During 2007, the Company received $31,555 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $23,555 and $13,701 at September 30, 2009 and December 31, 2008, respectively.

NOTE 5 – EQUITY

Warrants Outstanding

A summary of warrant activity and changes during the nine months ended September 30, 2009 is presented below:

Warrants	Shares		Weighted- Average Exercise Price		Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	12,663			$13.82	2.1
Granted	-	-	$
Exercised	-
Outstanding at September 30, 2009	12,663			$13.82	1.8
Exercisable at September 30, 2009	12,663			$13.82	1.8

Additional information regarding warrants outstanding as of September 30, 2009 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at September 30, 2009
$9.17	7,397	0.4	7,397	—
$23.10	5,266	2.5	4,432	—
$9.17 - $23.10	12,663	1.8	11,828	—

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the three and nine months ended September 30, 2009 and 2008 as a result of the availability of net operating loss carryforwards.  As of September 30, 2009, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the nine months ended September 30, 2009.

As of September 30, 2009, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.    Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as September 30, 2009, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring between the end of our fiscal quarter, September 30, 2009 and November 16, 2009 which is the date the financial statements were issued.  There are no significant subsequent events.

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

In August 2009, the Company entered into a licensing agreement with a company based in the People’s Republic of China (the “Licensee”).  The Company granted the exclusive (worldwide, option) license with the right to sublicense others, to make, have made, use, sell and lease certain intellectual property rights.   In consideration

for the licensing agreement, the Company will receive a sign up fee of $15,000, an annual licensing royalty of $15,000 and will receive a 5% royalty on the Licensee’s gross sales of products and fifty percent (50%) of their sublicensing receipts.

Results of Operations

Quarter ended September 30, 2009 and 2008

Revenues.    Our revenues decreased $88,804 or 100%, to $Nil for the three months ended September 30, 2009, as compared to $88,804 for the three months ended September 30, 2008.  The significant decline in revenues is discussed above in the Executive Overview.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties. The gross profit for the three months ended September 30, 2009 was $Nil, a decrease of $75,916 or 100% as compared to a gross profit of $75,916 for the three months ended September 30, 2008.   The Company’s change in gross margin between 2009 and 2008 was due to the reduction in revenues as discussed above.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.  Operating expenses decreased by $20,278 or 78% to $5,715 for the three months ended September 30, 2009 versus $25,993 for the three months ended September 30, 2008.  Due to the decline in revenues discussed above, we continue to focus on implementing significant cost reductions which allows us to evaluate, select, and implement our revised strategic plan.

Other expense.    Other expense principally consists of interest expense, as well as non-operational expenses earned or incurred by us.  We had other expense of $3,325 during the three months ended September 30, 2009 versus other expense of $Nil during the three months ended September 30, 2008. Other expense in 2008 was due to interest expense recognized from the issuance of convertible notes payable which were converted into common shares in the fourth quarter of 2008.

Nine Months ended September 30, 2009 and 2008

Revenues.    Our revenues decreased $119,657 or 100%, to $Nil for the nine months ended September 30, 2009, as compared to $119,657 for the nine months ended September 30, 2008.  The significant decline in revenues is discussed above in the Executive Overview.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties. The gross profit for the nine months ended September 30, 2009 was $Nil, a decrease of $95,291 or 100% as compared to a gross loss of $95,291 for the nine months ended September 30, 2008.   The Company’s change in gross margin between 2009 and 2008 was due to the decline in revenues as discussed above.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.  Operating expenses decreased by $423,282 or 91% to $40,014 for the nine months ended September 30, 2009 versus $463,296 for the nine months ended September 30, 2008.  Due to the reduction in revenues discussed above, we continue to focus on implementing significant cost reductions which allows us to evaluate, select, and implement our revised strategic plan.

Other expense.    Other expense principally consists of interest expense, as well as non-operational expenses earned or incurred by us.  We had other expense of $12,805 during the nine months ended September 30, 2009 versus other expenses of $371,108 during the nine months ended September 30, 2008. Other expense in 2008 was due to interest expense recognized from the issuance of convertible notes payable which were converted into common shares in the fourth quarter of 2008.

Liquidity and Capital Resources

Working capital as of September 30, 2009 was negative $530,993 as compared to negative working capital of $504,474 as of December 31, 2008.  The cash balance at September 30, 2009 was $869 compared to $39,539 at December 31, 2008.

Net cash used in operating activities was $80,893 for the nine months ended September 30, 2009, as compared to $199,178 for the nine months ended September 30, 2008.  The change in balance reflects our reduction in revenues and expenses.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $11,820 for the nine months ended September 30, 2009, as compared to $52,499 for the nine months ended September 30, 2008.  The balances in both periods represent proceeds received from the sale of fixed assets.  The proceeds were used to fund our net losses.

Net cash provided by financing activities was $30,403 during the nine months ended September 30, 2009, as compared to $159,542 for the nine months ended September 30, 2008.  The proceeds received were related to both Note 3 and Note 5 of the attached condensed consolidated financial statements.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,301,970 and $6,260,971 at September 30, 2009 and December 31, 2008, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2008 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

In August 2009, the Company entered into a licensing agreement with a company based in the People’s Republic of China (the “Licensee”).  The Company granted the exclusive (worldwide, option) license with the right to sublicense others, to make, have made, use, sell and lease certain intellectual property rights.   In consideration for the licensing agreement, the Company will receive a sign up fee of $15,000, an annual licensing royalty of

$15,000 and will receive a 5% royalty on the Licensee’s gross sales of products and fifty percent (50%) of their sublicensing receipts.  As of October 5, 2009, the annual licensing royalty of $15,000 has not been received.

Critical Accounting Policies and Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for allbusiness combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluateevents or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after thebalance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity hasevaluated subsequent events and the basis for that date is also required.

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

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary Principal Financial Officer and Director	Date: November 16, 2009

19