Form 10-K
period 2009-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2010-04-15
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-30951

SILVERGRAPH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	67-0695367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Century Park East, Ste. 1460, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (562) 693-3737

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 was approximately $819.

The number of shares outstanding of the registrant’s common stock as of March 31, 2010, was 2,262,200, including a total of 994,632 shares issuable under contractual commitments.

Documents incorporated by reference:  See Item 15.

FORM 10-K
For the Year Ended December 31, 2009

INDEX

PART I

Item 1.

Business

1

Item 1A.  Risk Factors

4

Item 1B.  Unresolved Staff Comments

7

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

[Removed and Reserved]

7

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

7

Item 6.

Selected Financial Data

9

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

9

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 8.

Financial Statements and Supplementary Data

13

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

13

Item 9A.  Controls and Procedures

13

Item 9B.  Other Information

14

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

14

Item 11.

Executive Compensation

16

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

16

Item 13.  Certain Relationships and Related Transactions, and Director Independence

19

Item 14.  Principal Accountant Fees and Services

19

PART IV

Item 15.  Exhibits, Financial Statement Schedules

20

Signatures

21

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

Silvergraph LGT, LLC, was formed on January 18, 2002 to develop and distribute wall art.  Silvergraph LGT, LLC completed a change of domicile merger with New Era Studios, Inc., a Nevada corporation, on June 9, 2006.  The purposes of this merger were to change the domicile of Silvergraph LGT, LLC, from Delaware to Nevada, and to change Silvergraph LGT, LLC, from a limited liability company to a corporation.  The officers and directors of New Era were the sole members of each of the limited liability companies that served as managers of Silvergraph LGT, LLC.  Until 2009, the business of New Era was the same as the business of the Company; in 2009, we became largely inactive.

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

We had 545,455 shares of common stock issued and outstanding as of June 26, 2006, as a result of the retirement of 227,273 shares of common stock held by VIP WorldNet, Inc., which resulted in a reduction of our issued and outstanding common stock, and the subsequent issuance of the 490,909 shares of our common stock to the former shareholders of New Era in connection with the share exchange.  As a consequence of the retirement of our common stock and the issuance of shares in the share exchange, the former shareholders of New Era held approximately 90% of our issued and outstanding common stock.  The share exchange was deemed to be a recapitalization for accounting purposes.  We have expected the share exchange agreement and the transactions contemplated under that agreement to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code.

On September 14, 2006, we incorporated a wholly-owned subsidiary, TxTura, Inc. in the state of Nevada (“TxTura”).   TxTura’s business purpose was to offer a compelling business opportunity to home based businesses to represent and sell our patent-pending products.   However, TxTura became inactive in October 2007.

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

Our Business

Since 2009, we have been relatively inactive, after deciding to wind up the business of its subsidiary, New Era.  Up until 2009, through our operating subsidiary, New Era, we developed and distributed wall art to the $12.5 billion U.S. mass wall art market.  From inception through 2004, we focused our activity on developing and refining our patent-pending and proprietary technology with only modest, non-strategic, sales and revenue.

Based on the 2006 report by Unity Marketing entitled “The Art, Wall Décor, Custom Framing & Picture Frame Market”, the United States art industry was an approximately $21.8 billion market, including the $12.5 billion U.S. art reproduction market.  The United States art industry includes unframed prints (open and limited editions), framed prints (open and limited editions), canvas, giclée, originals and custom frames.  The U.S. art industry is highly fragmented, commoditized and leaderless.  The predominant style of art reproduction currently sold in the industry is a paper art print framed behind glass.  Our patent-pending technology enabled us to introduce to the industry a collection of textured fine art prints on multiple surfaces at prices similar to those which currently exist in the market.  We believe consumers desire high quality textured fine art at prices similar to that which they have historically paid for décor paper prints under glass.

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

In 2009, the Company was largely inactive, after deciding to wind down the business of New Era.

In 2010 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Patents and Intellectual Property

We were prosecuting Application No. PCT/US2005/028501 filed with the USPT on February 8, 2007 (“Application).  The Application describes and claims the mechanical deposit of ink to emulate hand painted original works of art.  This application claims priority to U.S. Provisional Patent Application Serial No. 60/600,192

filed on August 10, 2004.  The applications cover the process and technology used to mechanically deposit ink in a way that emulates hand-applied brushstrokes and other artistic techniques.

Given our limited resources, we do not intend to continue prosecuting the Application.

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

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through December 31, 2009, incurred an accumulated deficit of $6,307,448.   As we are winding down New Era, we were not engaged inactive business operations in 2009.  It is unlikely we will generate positive cash flow in the future as a stand-alone company, although we may decide to re-start operations when business conditions, in our opinion, improve.

If we re-start operations, our results will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We can give no assurance that we will operate on a profitable basis which may lead to the entire loss of an investment in our common stock.

Due to the nature of our business, an investment in our securities is highly speculative. We have not realized a profit from our historical operations and there is little likelihood that we will realize any profits in the short or medium term.  In addition, our independent registered public accountants have raised substantial doubts in connection with their opinion related to our audited financial statements as to our ability to continue as a going concern.

We expect to continue to incur administrative and, should we re-start operations, operating costs.  Consequently, we expect to incur operating losses and negative cash flows until we restart operations and are profitable, or, until we locate and enter into another business that operates profitably, of which there is no assurance.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to restart the business or enter into another business through merger or otherwise, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. In addition, our independent registered public accountants have raised substantial doubts in connection with their opinion related to our audited financial statements as to our ability to continue as a going concern.

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

We hold no patents on our proprietary technology and if we are not able to protect our proprietary technology.

On February 8, 2007, we filed Application No. PCT/US2005/028501 with the USPT (“Application).  We have since abandoned the Application because we had insufficient resources to continue prosecuting the application.  As such, there is substantial risk that a competitor may use our technology which could have a material adverse effect on our ability to re-start operations if so decided by the Board.

Our board has determined to wind down New Era Studios, Inc.

The board has determined it in the best interest of the shareholders to wind down New Era Studios, Inc., the Company’s only operating subsidiary.  To that end, we are actively seeking to sell New Era’s assets to pay off New Era’s debts.  There is no guarantee the proceeds of the asset sales will be sufficient to pay off all of New Era’s debts.  While we are not contractually obligated to pay for New Era debts, we may determine it is in the shareholders’ interest to settle with New Era debt holders by offering consideration in the form of common stock.

Our board has not made a determination of fairness regarding related-party transactions.

Our board has entered into a loan transaction with certain persons who are now principal shareholders pursuant to amendments to the original loan transaction.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Convertible Promissory Notes).  Our board has not made a determination as to whether these related-party transactions were made on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our board has adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

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

Future dilution to our shareholders may occur from warrant exercises. To date, we have granted warrants to purchase 212,663 shares of our common stock.  These warrants have a weighted average exercise price of $1.29 and have registration rights.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the penny stock rules, the Financial Industry Regulatory Authority (“FINRA,” formerly the NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our stock and may have an adverse effect on the market for our shares.

Our common stock is illiquid and factors unrelated to our operations may negatively impact the price of our common stock.

Our common stock currently trades on a limited basis on the Pink Sheets.  Trading of our stock through the Pink Sheets is frequently very thin and highly volatile. There can be no assurances that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company does not currently own or lease any properties.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against the Company or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against the Company or have any material interests in actions that are adverse to the Company’s interests.

ITEM 4.  [REMOVED AND RESERVED].

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was previously listed, but was delisted from the OTC Bulletin Board on approximately May 20, 2009, due to failure to file the 2008 Form 10-K timely and was subsequently re-listed on the OTC Bulletin Board.  Our common stock is now on the OTC Bulletin Board under the symbol “SVGP.”  The common stock is highly illiquid with the last trade occurring on March 10, 2010, at a sales price of $0.1110 per share.  Prior to this sale, the bid price was $0.0001 per share of common stock.  We do not have access to historical prices of the stock for 2009 and 2008.

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

Holders

As of March 31, 2010, there were approximately 150 shareholders of record holding 2,262,200 shares of common stock, including 994,632 shares issuable under contractual commitments. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

In February, 2008, the Company entered into a loan transaction with certain accredited investors.  Subsequently, the Company has entered into multiple amendments.  During the twelve months ended December 31, 2009, as part of the 7th amendment to the loan transaction dated in May, 2009, the Company received proceeds of $14,480 which has been recorded as common shares issuable in the accompanying consolidated balance sheet.  The pro rata common shares of 724,632 shares to be issued have been included in the weighted average shares outstanding calculation for the twelve months ended December 31, 2009.  In connection with the 8th amendment to the loan transaction dated March 9, 2010, the Company received loans totaling $14,493, in exchange for an obligation to issue 270,000 shares of common stock.  The proceeds will be used for working capital purposes.  The 270,000 shares of common shares to be issued will either be issued in full or be included in the weighted average shares outstanding calculation for the twelve months ending December 31, 2010.    (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation -– Convertible Promissory Notes).

On November 9, 2009, the Company received $10,000 through the sale of 200,000 shares of common stock and warrants that entitle the holder to purchase 200,000 shares of common stock for a period of five years at a price equal to $0.50 per share of common stock.   The proceeds will be used for working capital purposes. The common shares to be issued will be included in the weighted average shares outstanding calculation for the twelve months ending December 31, 2009.

For the transactions described above, we relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	Years ended December 31
SUMMARY OF BALANCE SHEET	2009	2008
Cash and cash equivalents	$ 4,114	$ 39,539
Total current assets	4,114	39,539
Total assets	4,114	39,539
Total current liabilities	530,585	544,013
Total liabilities	530,585	544,013
Accumulated deficit	(6,307,448)	(6,260,971)
Total stockholders’ deficit	$ (526,471)	$ (504,474)

SUMMARY OF OPERATING RESULTS
Revenues, net	$ -	$ 120,963
Cost of sales	-	23,640
Gross profit (loss)	-	97,323
Total operating expenses	42,167	523,239
Operating loss	(42,167)	(425,916)
Total other expense	4,310	1,592,473
Net loss	$ (46,477)	$ (2,018,389)
Net loss per share	$ (0.03)	$ (2.45)

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

In 2009, after deciding to wind down the business of New Era, we were largely inactive except for efforts to sell assets and to seek a possible business combination.

In 2010 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Liquidity and Capital Resources

We derived our primary source of funds during the twelve months ended December 31, 2009 from the sale of equipment and additional equity and debt securities.  Working capital as of December 31, 2009 was negative $526,471 as compared to negative working capital of $504,474 as of December 31, 2008.  The cash balance at December 31, 2009 was $4,114 compared to $39,539 at December 31, 2008.

Net cash used in operating activities was $87,648 for the twelve months ended December 31, 2009, as compared to $189,441 for the twelve months ended December 31, 2008.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $11,820 for the twelve months ended December 31, 2009, as compared to $52,499 for the twelve months ended December 31, 2008.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $40,403 during the twelve months ended December 31, 2009, as compared to net cash provided by financing activities of $158,744 for the twelve months ended December 31, 2008.  Net cash provided by financing activities during 2009 was principally related to the sale of additional equity securities.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,307,448 at December 31, 2009.  Additionally, as of December 31, 2009, we had cash and cash equivalents of $4,114.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2009 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Convertible Promissory Notes

In February 2008 the Company issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of the Notes.  In April, 2008, the Company issued an additional $40,000 of the Notes to two accredited investors.    During the twelve months ended December 31, 2009, the Company issued an additional $6,052 of these notes.  The aggregate amount outstanding at December 31, 2009 was $196,052 plus accrued interest of $22,207.

The obligations represented by the Notes have been amended by a 1st Amendment dated May 31, 2008; a 2nd Amendment dated June 20, 2008; a 3rd Amendment dated August 31, 2008; a 4th Amendment dated October 31, 2008, a 5th Amendment dated December 15, 2008, a 6th Amendment dated January 31, 2009, a 7th Amendment dated in May, 2009, and an 8th Amendment dated March 9th, 2010 (the “Prior Amendments”) which are incorporated herein by reference.

As of December 31, 2009 and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

4.

Conversion Rights:

a.

Optional Conversion.  On or before the payment of a Note in full, the Holder may convert the principal amount owing on this Note, together with all accrued and unpaid interest, into fully paid and nonassessable shares of Common Stock at a conversion price per share equal to the lower of $0.045 per share of common stock or the price per share of common stock (referred to as “X”) derived from the following equation:  X=.95/Y where X is defined as the price per share of common stock and Y is defined as the reverse split ratio declared by the Company’s board of directors.   Given that the reverse split ratio determined by the board of directors in March, 2009, was one for sixty-six, the exercise price would be $0.0139 (X=.95/66 = $0.0139).

b.

Mandatory Conversion.  If the Company does not complete a merger transaction with a private company approved by the board of directors (“Private Company”), by the Maturity Date whereby the Private Company owns up to 96% of the surviving entity, the Conversion Price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the Notes to own upon conversion the number of shares of common stock of the Company determined to be 59% of the outstanding Common Stock on a fully-diluted basis, and the remaining holders of the Notes to own a pro rata number of common shares of common stock of the Company.

5.

Security:  The notes are secured by all of the assets of New Era Studios, Inc., the Company’s wholly-owned subsidiary, under a security agreement.  Silvergraph may not prepay the notes and so long as the notes are outstanding, the Company must obtain written approval from the note holders for certain actions identified in the notes, including, but not limited to, the issuance of debt, acquisition or sale of a material asset and issuance of dividends to common stockholders.  The security agreement will be null and void if the notes convert into a majority of Silvergraph’s common stock.  In addition, the holders of the Notes have a right of first refusal on all equity financings contemplated by Silvergraph.

Consideration for Amendments:

As part of the 7th amendment dated in May 2009, certain Note holders agreed to loan up to an additional $25,000, to be used for working capital purposes.  Upon receipt of the full $25,000, the Company agreed to issue a total of 1,250,000 shares of Common Stock; however, if the Company had not received a total of $25,000, then the Company agreed to issue common shares on a pro rata basis.  During the twelve months ended December 31, 2009, the Company received proceeds of $14,480 which has been recorded as common shares issuable in the accompanying consolidated balance sheet.  The pro rata common shares of 724,632 shares to be issued have been included in the weighted average shares outstanding calculation for the twelve months ended December 31, 2009.

As part of the 8th amendment dated March 9, 2010, the Company received from certain Note holders, loans totaling $14,493, in exchange for an obligation to issue 270,000 shares of common stock.  The proceeds will be used for working capital purposes.  The 270,000 shares of common shares to be issued will either be issued in full or be included in the weighted average shares outstanding calculation for the twelve months ending December 31, 2010.

Results of Operations for Years ended December 31, 2009 and 2008

Revenues.    We had no revenues during the year ended December 31, 2009.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.  In 2008, our revenues decreased $140,072 or 54%, to $120,963 due primarily to the lack of orders by our largest customer who filed for bankruptcy.

Gross profit.    Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.  We had no revenues or related costs of revenues for the year December 31, 2009.  Our gross profit for the twelve months ended December 31, 2008 was $97,323.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.  Operating expenses decreased by $481,082 or 92% to $42,167 for the year ended December 31, 2009 versus $523,239 for the year ended December 31, 2008.  The decrease in operating expenses was principally due to the elimination of operating costs resulting from our decision to wind down the business of New Era.

Other expense.    Other expense principally consists of interest income and expense, as well as non-operational revenues or expenses earned or incurred by us.  We had other expenses of $4,310 during the year ended December 31, 2009 versus other expense of $1,592,473 during the year ended December 31, 2008.  The significant charges in calendar year 2008 were due to the modification of the conversion rates for outstanding debt and the Company recognized financing costs of $1,170,000 when 136,364 common shares were issued to extend the maturity date on its convertible promissory note.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and

Exchange act of 1934 Rules 13a-15(f).  Based on this evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

For the year ended December 31, 2009, management has relied on the framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Term of Director
James R. Simpson	40	Chief Executive Officer, Secretary and Director	From June 2006 until our next annual meeting.
William W. Lee	56	President and Director	From June 2006 until our next annual meeting.

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

1875 Century Park East, Ste. 1460

Los Angeles, California 90067

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2009 and 2008.

Name and Principal Position	Year	Salary	Non-equity Incentive Plan Compensation	All Other Compensation	Total
James R. Simpson CEO, Secretary	2009	$ -	-	-	$ -
	2008	$ 36,308	-	-	$ 36,308
William W. Lee President	2009	$ -	-	-	$ -
	2008	$ 47,615	-	-	$ 47,615

Employment Contracts and Termination of Employment and Change in Control Arrangements

On April 11, 2008 William W. Lee and James R. Simpson terminated their employment agreements with New Era.  The Termination Agreement provided that each executive’s unpaid salary as of the date of the agreement would remain an outstanding obligation on the books and records of the Company until the salary was paid or Silvergraph merged with a separate company unaffiliated with any of the executives.   In the case of a merger each executive’s unpaid salary would be converted into common stock at $5.28 per share.

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

Outstanding Equity Awards

At December 31, 2009, Gary Freeman, our former Chief Financial Officer, held a warrant to purchase 7,397 shares of Silvergraph common stock at an exercise price of $9.17, exercisable through January 26, 2011.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2009.   This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	0	$ 0.00	0
Equity compensation plans not
approved by security holders	14,178(1)	$17.42	15,152
Total	14,178	$17.42	15,152

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

Warrant

New Era and Bandari Beach Lim & Cleland LLP are parties to a letter of understanding dated in June, 2006, governing Gary Freeman’s employment on a part-time basis as New Era’s chief financial officer.  Pursuant to this letter of understanding, New Era granted to Mr. Freeman a warrant to purchase 7,397 shares of Silvergraph common stock at an exercise price of $9.17.  The warrant has a term of five years through January 26, 2011.

Beneficial Ownership

The following table sets forth as of March 31, 2010, the name and the number of shares of our common stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially more than 5% of the 2,262,200 common shares which includes the 1,267,568 issued and outstanding shares of our common stock and the 994,632 common shares issuable, and the name and shareholdings of each director and of all officers and directors as a group.

CERTAIN BENEFICIAL OWNERS

	Name and Address of	Amount and Nature of	Percentage
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Common	Antaeus Capital Partners, LLC	776,327	34.33
	1875 Century Park East, Ste. 1460
	Los Angeles, CA 90067

Common	Ideal Growth, LLC	200,000	8.84
	2855 Cottonwood Pkwy #340
	Salt Lake City, UT 84121

Common	Thomas G. Schuster	346,366	15.32
	1421 W. Westport Circle
	Mequon, WI 53092

MANAGEMENT

	Name and Address of	Amount and Nature of	Percentage
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Common	James R. Simpson * (1)	125,158	5.53

Common	William W. Lee * (2)	123,700	5.47

	Total Officers and Directors
	as a Group (2 persons)	248,858	10.99

(*) Officer and/or director, 22541 Parkfield, Mission Viejo, CA 92692.

(1)  As the sole member of Hock-Simpson, James R. Simpson has the sole voting and investment power of the shares of common stock held by Hock-Simpson.  Thus, Mr. Simpson is deemed to be the beneficial owner of the 122,728 shares of common stock held by Hock-Simpson.

(2)  As the sole member of Lion’s Head, William W. Lee has the sole voting and investment power of the shares of common stock held by Lion’s Head.  Thus, Mr. Lee is deemed to be the beneficial owner of the 122,728 shares of common stock held by Lion’s Head.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

In February, 2008, the Company entered into a loan transaction with certain accredited investors.  Subsequently, the company has entered into multiple amendments with such investors with the result that such investors are now principal shareholders of the Company.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation -– Convertible Promissory Notes).

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Silvergraph’s annual financial statement and review of financial statements included in the Company’s periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $8,129 for fiscal year ended 2009 and $31,150 for fiscal year ended 2008.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2009 and 2008.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2009 and 2008.

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

3.2

Bylaws (Incorporated by reference to Exhibit 3.3 to Form 10-SB filed on July 6, 2000)

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

2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008

10.11

8th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective March 10, 2010*

14.1

Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 8-K filed on June 26, 2006)

21

Subsidiaries of Silvergraph (Incorporated by reference to Exhibit 21 to Form 10-K filed on June 12, 2009)

31.1

Certification of the Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date:  April 14, 2010

By

/s/ James R. Simpson

James R. Simpson, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 14, 2010

/s/ James R. Simpson

James R. Simpson, Chief Executive Officer, Chief

Financial Officer and Director

Date:  April 14, 2010

/s/ William W. Lee

William W. Lee, President and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Silvergraph International, Inc.

We have audited the consolidated balance sheets of Silvergraph International, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silvergraph International, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 26, 2010

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,114	$ 39,539
Total Current Assets	4,114	39,539
Total Assets	$ 4,114	$ 39,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$ 191,651	$ 192,831
Accrued expenses	5,404	46,875
Accrued compensation	50,000	50,000
Convertible promissory notes	218,259	198,907
Other Debt	41,716	41,699
Due to shareholder	23,555	13,701
Total Current Liabilities	$ 530,585	$ 544,013

Commitments and contingencies

Stockholders’ deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized:
1,067,440 shares issued and outstanding, respectively	1,067	1,067
Additional paid-in capital	5,755,430	5,755,430
Common shares issuable ( 924,632 shares)	24,480	-
Accumulated deficit	(6,307,448)	(6,260,971)
Total stockholders’ deficit	(526,471)	(504,474)

Total liabilities and stockholders’ deficit	$ 4,114	$ 39,539

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Revenues	$ -	$ 120,963
Cost of revenues	-	23,640
Gross profit	-	97,323

Operating expenses	$ 42,167	$ 523,239
Operating loss	(42,167)	(425,916)
Other expenses:
Interest expense	16,130	333,375
Financing costs on extension of convertible notes payable	-	1,170,000
(Gain) loss on sale of fixed assets	(11,820)	40,362
Other	-	48,736
Net loss	$ (46,477)	$ (2,018,389)
Net loss per share, basic and fully diluted	$ (0.03)	$ (2.45)
Weighted average shares outstanding, basic and fully diluted	1,664,683	824,267

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, January 1, 2008	546,307	$ 546	$ 2,331,134	$ -	$ (4,242,582)	$ (1,910,902)
Fair value of stock issued to Consultant	33,994	34	144,452	-	-	144,486
Imputed interest on modification of conversion
rates for convertible debt	-	-	333,375	-	-	333,375
Conversion of convertible debt and notes
payables into common stock	347,151	347	1,764,041	-	-	1,764,388
Fair value of common stock issued for
settlement of accounts payable	3,624	4	12,564	-	-	12,568
Shares issued upon extension of convertible note	136,364	136	1,169,864	-	-	1,170,000
Net loss	-	-	-	-	(2,018,389)	(2,018,389)
Balance, December 31, 2008	1,067,440	1,067	5,755,430	-	(6,260,971)	(504,474)
Common shares issuable	-	-	-	24,480	-	24,480
Net loss	-	-	-	-	(46,477)	(46,467)
Balance, December 31, 2009	1,067,440	$ 1,067	$ 5,755,430	$ 24,480	$ (6,307,448)	$ (526,471)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2009	2008
Operating Activities:
Net loss	$ (46,477)	$ (2,018,389)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation	-	56,985
Non-cash interest expense	13,300	333,375
Non-cash financing costs	-	1,170,000
(Gain) loss on fixed asset disposals	(11,820)	40,362
Equity based compensation expense	-	144,486
Changes in assets and liabilities:
Accounts receivable	-	21,092
Accounts payable and accrued expenses	(42,651)	62,648
Net cash used in operating activities	(87,648)	(189,441)

Investing activities:
Net cash received on sale of fixed assets	11,820	52,499
Net cash provided by investing activities	11,820	52,499

Financing activities:
Proceeds from issuance of common shares to be issued	24,480	-
Debt principal payments	17	(1,894)
Principal payments on capital leases	-	(21,362)
Proceeds from issuance of convertible notes	6,052	190,000
Related party advances (repayment)	9,845	(8,000)
Net cash provided by financing activities	40,403	158,744

Change in cash and cash equivalents	(35,425)	21,802
Cash and cash equivalents, beginning of period	39,539	17,737
Cash and cash equivalents, end of period	$ 4,114	$ 39,539

Supplemental cash flow information:
Cash paid for interest	$ -	$ 24,384
Cash paid for income taxes	$ -	$ -

Non Cash Investing and Financing Activities
Conversion of convertible debt, accrued interest and notes
payable to common stock	-	1,764,388
Conversion of accounts payable to common stock	-	12,568

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. ("Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products.  In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which cause us in 2008 to evaluate various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  We also raised $190,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.   In 2010 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Basis of Consolidation

The consolidated financial statements include the accounts of Silvergraph and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, fair values of prepaid revenue share, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,307,448, and a working capital and stockholders’ deficiency of $526,471 at December 31, 2009.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2009 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

Reverse Stock Split

On December 5, 2008, stockholders holding a majority of shares entitled to vote authorized by written consent a reverse stock split of the Company’s outstanding common stock in the range of from 1:30 to 1:66, as determined in the sole discretion of the Board of Directors.  The Company mailed to its shareholders on or about January 14, 2009, an Information Statement, which included information regarding the reverse stock split.  The Company had a total of 70,450,976 shares of common stock issued and outstanding, and authorized capital of 100,000,000 shares of common stock, par value $0.001 per share before the reverse split.  On February 24, 2009, the Board of Directors authorized by written consent to effect a 1-for-66 reverse split of the Company’s issued and outstanding shares.  The reverse stock split took effect at the open of business on March 24, 2009.  As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced to 1,067,440 shares (every 66 shares of the Company’s common stock that were issued and outstanding as of March 23, 2009 were automatically combined into one issued and outstanding share of common stock).  The consolidated financial statements are retroactively adjusted to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented.

Revenue Recognition

The Company recognizes revenue from gross product sales, including freight charges, and revenues from the license of products, in compliance with current guidance from Financial Accounting Standards Board which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectability is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Equity-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

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

Significant customers

The Company made sales to one customer, comprising 73% of total sales during the year ended December 31, 2008.   The customer has subsequently gone bankrupt.

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the twelve months ended December 31, 2009 and 2008, basic and diluted loss per share are the same.  At both December 31, 2009 and 2008, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 14,178 common shares.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

Effect of Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. We adopted this standard in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We adopted these new accounting standards in the first quarter of 2010 using the prospective method and the adoption did not have a material impact on our consolidated financial statements. Had we adopted these new standards in 2009, the impact on our consolidated financial statements would have been immaterial.

NOTE 2—CONVERTIBLE PROMISSORY NOTES

In February 2008 the Company issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of the Notes.  In April, 2008, the Company issued an additional $40,000 of the Notes to two accredited investors.    During the twelve months ended December 31, 2009, the Company issued an additional $6,052 of these notes.  The aggregate amount outstanding at December 31, 2010 was $196,052 plus accrued interest of $22,207.

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

As of December 31, 2009 and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

Consideration for Amendments:

As part of the 7th amendment dated in May 2009, the Company will receive from certain Note holders, up to $25,000 which will be used for working capital purposes.  Upon receipt of an aggregate $25,000, the Company shall issue a total of 1,250,000 shares of Common Stock.  If by September 20, 2009, the Company has not received a total of $25,000, then the Company shall issue common shares on a pro rata basis.  During the twelve months ended December 31, 2009, the Company received proceeds of $14,480 which has been recorded as common shares issuable in the accompanying condensed consolidated balance sheet.  The pro rata common shares of 724,632 shares to be issued have been included in the weighted average shares outstanding calculation for the twelve months ended December 31, 2009.

As part of the 8th amendment dated March 9, 2010, the Company received from certain Note holders $14,493 in exchange for 270,000 shares of common stock.  The proceeds will be used for working capital purposes.  The common shares to be issued will be included in the weighted average shares outstanding calculation for the twelve months ending December 31, 2010.

NOTE 3 – OTHER DEBT

Included in the Company’s December 31, 2009 and 2008 balance sheet is approximately $41,476 and $41,699 of debt that was reflected in the balance sheet upon the company’s purchase of assets transaction with Lee Graphics that was consummated in October 2004.  The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the debt.  If no evidence of such liability is found then the Company may write off the debt in the future.

NOTE 4 – DUE TO SHAREHOLDER

During 2007, the Company received a total of $31,555 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $23,555 and $13,701 at December 31, 2009 and December 31, 2008, respectively.

NOTE 5 – EQUITY

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

One of our shareholders loaned $280,000 to the Company in June 2006. During May 2007, the Company and the note holder agreed that upon the closing of a New Notes capital raise with net proceeds of at least $500,000, the note holder has agreed to receive a cash payment of 10% of the net proceeds of the New Notes and convert the remaining balance to the New Notes or other security containing materially similar characteristics. On April 2008, the $280,000 note and $34,300 of accrued interest was converted into 58,949 common shares (at $.08 per share).

Conversion of accounts payable to common stock

The Company issued 3,624 shares of its common stock in exchange for the settlement of $12,568 of accrued expenses during the twelve months ended December 31, 2008.

Common shares issuable

As part of the 7th amendment dated in May 2009, the Company will receive from certain Note holders, up to $25,000 which will be used for working capital purposes.  Upon receipt of an aggregate $25,000, the Company shall issue a total of 1,250,000 shares of Common Stock.  If by September 20, 2009, the Company has not received a total of $25,000, then the Company shall issue common shares on a pro rata basis.  During the twelve months ended December 31, 2009, the Company received proceeds of $14,480 which has been recorded as common shares issuable in the accompanying consolidated balance sheet.  The pro rata common shares of 724,632 shares to be issued have been included in the weighted average shares outstanding calculation for the twelve months ended December 31, 2009.

As part of the 8th amendment dated March 9, 2010, the Company received from certain Note holders $14,493 in exchange for 270,000 shares of common stock.  The proceeds will be used for working capital purposes.  The common shares to be issued will be included in the weighted average shares outstanding calculation for the twelve months ending December 31, 2010.

            On or about November 9, 2009, the Company received proceeds of $10,000 through the sale of 200,000 shares of its common stock and warrants to purchase 200,000 common shares that took place in January 2010. The proceeds received have been recorded as common shares issuable in the accompanying consolidated balance sheet.  The 200,000 shares to be issued have been included in the weighted average shares outstanding calculation for the twelve months ended December 31, 2009.

Warrants Outstanding

A summary of warrant activity and changes during the years ended December 31, 2009 and 2008 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2008	12,663	$13.82	1.7
Granted	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2008	12,663	$13.82	1.7
Granted	200,000	$0.50	5.0
Cancelled	-	-	-
Outstanding and exercisable at December 31, 2009	212,663	$1.29	4.8

Additional information regarding warrants outstanding as of December 31, 2009 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2009
$0.50	200,000	5.0	200,000	-
$9.17	7,397	1.1	7,397	-
$23.10	5,266	2.3	4,432	-
$0.50 - $23.10	212,663	4.8	211,829	-

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the year ended December 31, 2009 and 2008 as a result of the availability of net operating loss carryforwards.  As of December 31, 2008, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 31, 2009.

As of December 31, 2009, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as December 31, 2009, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.