Form 10-Q
period 2010-03-31
SILVERGRAPH INTERNATIONAL INC
filed 2010-05-17
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

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

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑    No ☐

The number of shares outstanding of the registrant’s common stock as of May 14, 2010 was 1,537,368.

PART I. FINANCIAL INFORMATION

ITEM.1 FINANCIAL STATEMENTS

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
ASSETS	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$9,076	$4,114

Total assets	$9,076	$4,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$192,803	$191,651
Accrued expenses	5,404	5,404
Accrued compensation	50,000	50,000
Convertible promissory notes	235,084	218,259
Line of credit	41,716	41,716
Due to shareholder	23,555	23,555
Total current liabilities	548,562	530,585

Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized:
1,537,440 and 1,067,440 shares issued and outstanding, respectively	1,537	1,067
Additional paid-in capital	5,794,660	5,755,430
Common shares issuable (724,632 and 924,632 shares, respectively)	14,480	24,480
Accumulated deficit	(6,350,163)	(6,307,448)
Total stockholders' deficit	(539,486)	(526,471)

Total liabilities and stockholders’ deficit	$9,076	$4,114

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(Unaudited)	(Unaudited)
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	9,690	26,257
Operating loss	(9,690)	(26,257)
Other (expense) income	(33,025)	5,389
Net loss	$(42,715)	$(20,868)
Net loss per share, basic and fully diluted	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and fully diluted	2,038,000	1,067,440

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2009	$ 1,067,368	$ 1,067	$ 5,755,430	$ 24,480	$ (6,307,448)	$ (526,471)
Shares issued in private placement	200,000	200	9,800	(10,000)	-	-
Shares issued related to bridge financing	270,000	270	29,430	-	-	29,700
Net loss	-	-	-	-	(42,715)	(42,715)
Balance, March 31, 2010	$ 1,537,368	$ 1,537	$ 5,794,660	$ 14,480	$ (6,350,163)	$ (539,486)

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(42,715)	$(20,868)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets		(11,820)
Accrued interest on debt	3,325	3,325
Non-cash financing costs	29,700	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,152	(17,981)
Net cash used in operating activities	(8,538)	(47,344)

Investing activities:
Proceeds received on sale of fixed assets	-	11,820
Net cash provided by investing activities	-	11,820

Financing activities:
Debt principal payments	-	(170)
Proceeds from issuance of convertible notes	13,500	-
Net cash provided by (used in) financing activities	13,500	(170)

Change in cash and cash equivalents	4,962	(35,694)
Cash and cash equivalents, beginning of period	4,114	39,539
Cash and cash equivalents, end of period	$9,076	$3,845

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at March 31, 2010, the consolidated results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, respectively. Comprehensive income is equivalent to net income for the three month ended March 31, 2010 and 2009, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,350,163, and a working capital and stockholders’ deficiency of $539,486 at March 31, 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the three months ended March 31, 2010 and 2009, respectively, basic and diluted loss per share are the same.  At both March 31, 2010 and 2009, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 14,178 common shares.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

Recently Issued Accounting Guidance:

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2—CONVERTIBLE PROMISSORY NOTES

In February 2008 the Company issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors.  The holders of the Notes are the Company’s two largest shareholders, both of which own more than 10% of the Company’s outstanding common stock.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of the Notes. In April, 2008, the Company issued an additional $40,000 of the Notes to two accredited investors.    During the twelve months ended December 31, 2009, the Company issued an additional $6,052 of these notes and the aggregate amount outstanding at December 31, 2009 was $196,052 plus accrued interest of $22,207.

In March 2010, the Company entered into amendment number 8 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $13,500 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-K Annual Report for the year ended December 31, 2009.  As of March 31, 2010, the amounts due under the notes payable totaled $235,084 including accrued interest of $25,532.

 The obligations represented by the Notes have been amended by a 1st Amendment dated May 31, 2008; a 2nd Amendment dated June 20, 2008; a 3rd Amendment dated August 31, 2008; a 4th Amendment dated October 31, 2008, a 5th Amendment dated December 15, 2008, a 6th Amendment dated January 31, 2009, a 7th Amendment dated in May, 2009 and an 8th amendment dated March 9, 2010 (the “Prior Amendments”) which are incorporated herein by reference.

As part of the 8th amendment, the Company agreed to issue to the Holders, pro rata, a total of 270,000 shares of Common Stock of the Company valued at $29,700. The Company valued the shares based on the stock price at date of amended agreement and recorded the issuance of the shares as additional interest expense.

As of March 31, 2010, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

4.  Conversion Rights:

a  Optional Conversion.  On or before the payment of the Note in full, the Holder may convert the principal amount owing on this Note, together with all accrued and unpaid interest, into fully paid and nonassessable shares of Common Stock at a conversion price per share the lower of $0.045 per share of common stock or the price per share of common stock (referred to as “X”) derived from the following equation:  X=.95/Y where X is defined as the price per share of common stock and Y is defined as the reverse split ratio declared by the Company’s board of directors.

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

NOTE 3 – OTHER DEBT

Included in the Company’s March 31, 2010 and December 31, 2009 balance sheet is $41,716 of debt that was reflected in the balance sheet upon the company’s purchase of assets transaction with Lee Graphics that was consummated in October 2004.  The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the debt.  If no evidence of such liability is found then the Company may write off the debt in the future.

NOTE 4 – DUE TO SHAREHOLDER

During 2007, the Company received a total of $31,555 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $23,555 at March 31, 2010 and December 31, 2009, respectively.

NOTE 5 – EQUITY

Warrants Outstanding

A summary of warrant activity and changes during the quarter ended March 31, 2010 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	212,663	$1.29	4.8
Granted	-	-	-
Cancelled	-	-	-
Outstanding and exercisable at March 31, 2010	212,663	$1.29	4.8

Additional information regarding warrants outstanding as of March 31, 2010 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at March 31, 2010
$0.50	200,000	4.7	200,000	-
$9.17	7,397	0.8	7,397	-
$23.10	5,266	2.0	4,432	-
$0.50 - $23.10	212,663	4.3	211,829	-

The warrants have no intrinsic value as of March 31, 2010.

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the three months ended March 31, 2010 and 2009 as a result of the availability of net operating loss carryforwards. As of March 31, 2010, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the three months ended March 31, 2010.

As of March 31, 2010, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

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

Executive Overview

In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client, Home Interiors & Gifts, which subsequently declared bankruptcy in 2008.  As a result, the board of directors determined that we should seek to merge with a larger art company with established sales channels which could benefit from our technology.  In 2008, we evaluated various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.   To that end, we entered into discussions with multiple potential targets but were unable to reach definitive agreement with any such target.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  All sales were arms length and to non-affiliated entities.  We also raised $190,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations. In 2009, after deciding to wind down the business of New Era, we were largely inactive except for efforts to sell assets and to seek a possible business combination. In 2010 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

We will attempt to locate and negotiate with a business entity for the merger of that target company into our company. In certain instances, a target company may wish to become a subsidiary of ours or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target company.  Our company currently  provides a vehicle for a foreign or domestic private company to become a public, reporting company whose securities are qualified for trading in the United States secondary market.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Results of Operations

Quarter ended March 31, 2010 and 2009

Revenues.  We did not have any revenue for the three months ended March 31, 2010 and March 31, 2009.

Operating expenses.  Operating expenses consist of selling and marketing expenses, which are primarily salaries, commissions and promotional expenses, and general and administrative expenses, which are primarily salaries and bonuses, rent expense, depreciation and professional services such as legal and accounting fees.  Operating expenses decreased by $16,567 or 63% to $9,690 for the three months ended March 31, 2010 versus $26,257 for the three months ended March 31, 2009.  Due to the lack of revenues as discussed above, we continue to focus on implementing significant cost reduction which allows us to evaluate, select, and implement our revised strategic plan.

Other income (expense).  Other income (expense) principally consists of interest and financing expense related to outstanding debt and shares issuances offset by non-operational revenues such as a gain on the sale of a fixed asset.   We had other expenses of $33,025 for the three months ended March 31, 2010, compared to other income of $5,389 for the three months ended March 31, 2009.  Included in 2009 was the sale of a fixed asset which we realized $11,820.    Excluding the sale of fixed assets in 2009, the change in balance or increase in other expense of $26,594 related primarily to non-cash financing costs of $29,700 associated with 270,000 shares of common stock issued during the three months ended March 31, 2010.

Net Loss.  Our net loss for the three months ended March 31, 2010 was ($42,715) compared to ($20,868) for the three months ended March 31, 2009.  The difference was attributable to the aforementioned lack of revenue and operations.

Liquidity and Capital Resources

Working capital as of March 31, 2010 was negative $539,486 as compared to negative working capital of $526,471 as of December 31, 2009. The cash balance at March 31, 2010 was $9,076 compared to $4,114 at December 31, 2009.

Net cash used in operating activities was $8,538 for the three months ended March 31, 2010, as compared to $47,334 for the three months ended March 31, 2009.  The principal components of our net cash used in operations for the three months ended March 31, 2010 were: (a) a net loss of ($42,715), (b) non-cash financing costs of $29,700 related to the issuance of 270,000 shares of common stock, (c) accrued interest on debt of $3,325, and (d) accounts payable and accrued expenses of $1,152.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $Nil for the three months ended March 31, 2010, as compared to $11,820 for the three months ended March 31, 2009.  The change in balance was due to sales of certain fixed assets.  During each period presented, we used net cash principally to fund our net losses.

Net cash used in financing activities was $13,500 during the three months ended March 31, 2010, as compared to net cash provided by financing activities of $170 for the three months ended March 31, 2009.  Net cash provided by financing activities during 2010 was principally related to proceeds received from the issuance of convertible notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,350,163 and $6,307,448 at March 31, 2010 and December 31, 2009, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2009 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2010, we entered into a 9th amendment to an existing loan transaction pursuant to which we received $14,500 in exchange for an obligation to issue to 270,000 shares of common stock.  The loan transaction is with, and the shares were issued to, our two largest shareholders, both of which own more than 10% of our outstanding common stock.  The proceeds will be used for working capital purposes.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There are items required to be reported under this Item.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No. Description

31.1

Chief Executive Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary Principal Financial Officer and Director	Date: May 17, 2010