Form 10-Q
period 2010-06-30
SILVERGRAPH INTERNATIONAL INC
filed 2010-08-16
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑    No ☐

The number of shares outstanding of the registrant’s common stock as of July 25, 2010 was 1,807,368.

PART I. FINANCIAL INFORMATION

ITEM.1 FINANCIAL STATEMENTS

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,378	$4,114

Total assets	$2,378	$4,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$185,803	$191,651
Accrued expenses	5,404	5,404
Accrued compensation	50,000	50,000
Convertible promissory notes	251,909	218,259
Line of credit	41,716	41,716
Due to shareholder	23,555	23,555
Total current liabilities	$558,387	$530,585

Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized:
1,807,368 and 1,067,368 shares issued and outstanding, respectively	1,807	1,067
Additional paid-in capital	5,829,490	5,755,430
Common shares issuable (724,632 and 924,632 shares, respectively)	14,480	24,480
Accumulated deficit	(6,401,786)	(6,307,448)
Total stockholders' deficit	(556,009)	(526,471)

Total liabilities and stockholders’ deficit	$2,378	$4,114

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit (loss)	-	-	-	-
Operating expenses	13,198	8,042	22,888	34,299
Operating loss	(13,198)	(8,042)	(22,888)	(34,299)
Interest expense - net	(38,425)	(3,049)	(71,450)	(9,480)
Gain on fixed asset disposal	-	-	-	11,820
Net loss	$(51,623)	$(11,091)	$(94,338)	$(31,959)
Net loss per share, basic and fully diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted average shares outstanding, basic and fully diluted	2,409,000	1,266,176	2,313,500	1,146,935

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2009	$1,067,368	$1,067	$5,755,430	$24,480	$(6,307,448)	$(526,471)
Shares issued in private placement	200,000	200	9,800	(10,000)	-	-
Shares issued as additional interest on bridge financing	540,000	540	64,260	-	-	64,800
Net loss	-	-	-	-	(94,338)	(94,338)
Balance, June 30, 2010	$1,807,368	$1,807	$5,829,490	$14,480	$(6,401,786)	$(556,009)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(94,338)	$(31,959)
Adjustment to reconcile net loss to net cash used in operating activities:
Non cash interest expense	6,650	6,650
Non cash financing costs	64,800	-
Gain on sale of fixed assets	-	(11,820)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,848)	(33,026)
Net cash used in operating activities	(28,736)	(70,155)

Investing activities:
Net cash received on sale of fixed assets	-	11,820
Net cash provided by investing activities	-	11,820

Financing activities:
Debt principal payments	-	17
Proceeds from issuance of convertible notes	27,000	6,052
Proceeds for common shares to be issued	-	7,234
Related party advances (repayment)	-	9,854
Net cash provided by financing activities	27,000	23,157

Change in cash and cash equivalents	(1,736)	(35,178)
Cash and cash equivalents, beginning of period	4,114	39,539
Cash and cash equivalents, end of period	$2,378	$4,361

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Decrease in common shares issuable	$10,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at June 30, 2010, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, respectively. Comprehensive income is equivalent to net income for the three and six month ended June 30, 2010 and 2009, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010.

Basis of Consolidation

The consolidated financial statements include the accounts of Silvergraph International, Inc., and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,401,786, and a working capital and stockholders’ deficiency of $556,009 at June 30, 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the three and six months ended June 30, 2010 and 2009, respectively, basic and diluted loss per share are the same.  At both June 30, 2010 and 2009, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 212,663 and 12,663 common shares, respectively.

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

Recently Issued Accounting Guidance:

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

In March 2010, the Company entered into amendment number 8 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $13,500 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-K Annual Report for the year ended December 31, 2009.  In May 2010, the Company entered into amendment number 9 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $13,500 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-Q Report for the quarter ended  March 31, 2010.  As of June 30, 2010, the amounts due under the notes payable totaled $251,909 including accrued interest of $28,857.

 The obligations represented by the Notes have been amended by a 1st Amendment dated May 31, 2008; a 2nd Amendment dated June 20, 2008; a 3rd Amendment dated August 31, 2008; a 4th Amendment dated October 31, 2008, a 5th Amendment dated December 15, 2008, a 6th Amendment dated January 31, 2009, a 7th Amendment dated in May, 2009, an 8th amendment dated March 9, 2010 and a 9th amendment dated May 2010 (the “Prior Amendments”) which are incorporated herein by reference.

As part of the 8th and 9th amendments, the Company agreed to issue to the Holders, pro rata, a total of 540,000 shares of Common Stock of the Company valued at $29,700 and $35,100, respectively. The Company valued the shares based on the stock price at date of amended agreement and recorded the issuance of the shares as additional interest expense.

As of June 30, 2010, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

NOTE 3 – OTHER DEBT

Included in the Company’s June 30, 2010 and December 31, 2009 balance sheet is $41,716 of debt that was reflected in the balance sheet upon the company’s purchase of assets transaction with Lee Graphics that was consummated in October 2004.  The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the debt.  If no evidence of such liability is found then the Company may write off the debt in the future.

NOTE 4 – DUE TO SHAREHOLDER

During 2007, the Company received a total of $31,555 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $23,555 at June 30, 2010 and December 31, 2009, respectively.

NOTE 5 – EQUITY

Warrants Outstanding

A summary of warrant activity and changes during the six months ended June 30, 2010 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	212,663	$1.29	4.8
Granted	-	-	-
Cancelled	-	-	-
Outstanding and exercisable at June 30, 2010	212,663	$1.29	4.8

Additional information regarding warrants outstanding as of June 30, 2010 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at June 30, 2010
$0.50	200,000	4.4	200,000	-
$9.17	7,397	0.5	7,397	-
$23.10	5,266	1.7	4,432	-
$0.50 - $23.10	212,663	4.0	211,829	-

The warrants have no intrinsic value as of June 30, 2010.

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the three months ended June 30, 2010 and 2009 as a result of the availability of net operating loss carryforwards. As of June 30, 2010, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the three months ended June 30, 2010.

As of June 30, 2010, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

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

Results of Operations

Quarter ended June 30, 2010 and 2009

Revenues.  We did not have any revenue for the three months ended June 30, 2010 and June 30, 2009.

Operating expenses.  Operating expenses consist of general and administrative expenses, which are primarily  professional services such as legal and accounting fees.  Operating expenses increased to $13,198 for the three months ended June 30, 2010 as compared to $8,042 for the same prior of the prior year.

Other income (expense).  Other income (expense) principally consists of interest and financing expense related to outstanding debt and shares issuances offset by non-operational revenues such as a gain on the sale of a fixed asset.   We had other expenses of $38,425 for the three months ended June 30, 2010, compared to other expense of $3,049 for the three months ended June 30, 2009.

Net Loss.  Our net loss for the three months ended June 30, 2010 was $51,623 compared to $11,091 for the three months ended June 30, 2009.  The difference was attributable to the aforementioned lack of revenue and operations.

Six Months Ended June 30, 2010 and 2009

Revenues.  We did not have any revenue for the six months ended June 30, 2010 and June 30, 2009.

Operating expenses.  Operating expenses consist of general and administrative expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses increased to $22,888 for the six months ended June 30, 2010 as compared to $34,299 for the same period of the prior year.

Other income (expense).  Other income (expense) principally consists of interest and financing expense related to outstanding debt and shares issuances offset by non-operational revenues such as a gain on the sale of a fixed asset.   We had other expenses of $71,450 for the six months ended June 30, 2010, compared to other expenses of $9,480 for the six months ended June 30, 2009.  Included in the 2009 period was the sale of a fixed asset which we realized $11,820. Excluding the sale of fixed assets in 2009, the change in balance or increase in other expense of $61,970 related primarily to non-cash financing costs of $64,800 associated with 540,000 shares of common stock issued during the six months ended June 30, 2010.

Net Loss.  Our net loss for the six months ended June 30, 2010 was $94,338 compared to $31,959 for the six months ended June 30, 2009.  The difference was attributable to the aforementioned lack of revenue and operations.

 Liquidity and Capital Resources

Working capital as of June 30, 2010 was negative $556,009 as compared to negative working capital of $526,471 as of December 31, 2009. The cash balance at June 30, 2010 was $2,378 compared to $4,114 at December 31, 2009.

Net cash used in operating activities was $28,736 for the six months ended June 30, 2010, as compared to $70,155 for the six months ended June 30, 2009.  The principal components of our net cash used in operations for the six months ended June 30, 2010 were: (a) a net loss of $94,338, (b) non-cash financing costs of $64,800 related to the issuance of 540,000 shares of common stock, (c) accrued interest on debt of $6,650, and (d) accounts payable and accrued expenses of $(5,848).  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $Nil for the six months ended June 30, 2010, as compared to $11,820 for the six months ended June 30, 2009.  The change in balance was due to sales of certain fixed assets.  During each period presented, we used net cash principally to fund our net losses.

Net cash used in financing activities was $27,000 during the six months ended June 30, 2010, as compared to net cash provided by financing activities of $23,157 for the six months ended June 30, 2009.  Net cash provided by financing activities during 2010 was principally related to proceeds received from the issuance of convertible notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,401,786 and $6,307,448 at June 30, 2010 and December 31, 2009, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2009 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Critical Accounting Policies

Our accounting policies are fully described in Note 1 to our condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no instruments that are sensitive to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.   While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. to Part I of our 2009 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2010, we entered into a 9th amendment to an existing loan transaction pursuant to which we received $13,198 in exchange for an obligation to issue to 270,000 shares of common stock.  The loan transaction is with, and the shares were issued to, our two largest shareholders, both of which own more than 10% of our outstanding common stock. The proceeds will be used for working capital purposes.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated.

On July 22, 2010, we entered into a 10th amendment to an existing loan transaction pursuant to which we received $10,850 in exchange for an obligation to issue to 217,001 shares of common stock.  The loan transaction is with, and the shares were issued to, our two largest shareholders, both of which own more than 10% of our outstanding common stock. The proceeds will be used for working capital purposes.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There are items required to be reported under this Item.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No. Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary Principal Financial Officer and Director	Date: August 13, 2010