Form 10-Q
period 2010-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2010-11-15
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☑    No ☐

The number of shares outstanding of the registrant’s common stock as of October 29, 2010 was 1,267,368.

PART I. FINANCIAL INFORMATION

ITEM.1 FINANCIAL STATEMENTS

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
ASSETS	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,526	$4,114

Total assets	$4,526	$4,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$185,803	$191,651
Accrued expenses	5,403	5,404
Accrued compensation	50,000	50,000
Convertible promissory notes	266,085	218,259
Line of credit	41,716	41,716
Due to shareholder	23,555	23,555
Total current liabilities	572,562	530,585

Commitments and contingencies

Stockholders' deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized:
1,267,368 and 1,067,368 shares issued and outstanding, respectively	1,267	1,067
Additional paid-in capital	5,765,230	5,755,430
Common shares issuable (1,481,633 and 924,632 shares, respectively)	107,490	24,480
Accumulated deficit	(6,442,023)	(6,307,448)
Total stockholders' deficit	(568,036)	(526,471)

Total liabilities and stockholders’ deficit	$4,526	$4,114

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	8,702	5,715	31,590	40,014
Operating loss	(8,702)	(5,715)	(31,590)	(40,014)
Other expense	(31,535)	(3,325)	(102,985)	(12,805)
Gain on fixed asset disposal	-	-	-	11,820
Net loss	$(40,237)	$(9,040)	$(134,575)	$(40,999)
Net loss per share, basic and fully diluted	$(0.01)	$(0.01)	$(0.06)	$(0.03)
Weighted average shares outstanding, basic and fully diluted	2,697,109	1,652,094	2,327,604	1,313,873

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2009	1,067,368	$1,067	$5,755,430	$24,480	$(6,307,448)	$(526,471)
Shares issued in private placement	200,000	200	9,800	(10,000)	-	-
Shares issuable related to financing	-	-	-	93,010	-	93,010
Net loss	-	-	-	-	(134,575)	(134,575)
Balance, September 30, 2010	1,267,368	$1,267	$5,765,230	$107,490	$(6,442,023)	$(568,036)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(134,575)	$(40,999)
Adjustment to reconcile net loss to net cash used in operating activities:
Non cash interest expense	9,975	9,975
Non cash financing costs	93,010	-
Gain on disposal of fixed assets		(11,820)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,848)	(38,049)
Net cash used in operating activities	(37,438)	(80,893)

Investing activities:
Net cash received on sale of fixed assets	-	11,820
Net cash provided by investing activities	-	11,820

Financing activities:
Debt principal payments		17
Proceeds from issuance of convertible notes	37,850	6,052
Proceeds from issuance of common shares to be issued	-	14,480
Related party advances (repayment)	-	9,854
Net cash provided by financing activities	37,850	30,403

Change in cash and cash equivalents	412	(38,670)
Cash and cash equivalents, beginning of period	4,114	39,539
Cash and cash equivalents, end of period	$4,526	$869

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Decrease in common shares issuable	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at September 30, 2010, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, respectively. Comprehensive income is equivalent to net income for the three and nine month ended September 30, 2010 and 2009, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,442,023, and a working capital and stockholders’ deficiency of $568,036 at September 30, 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the three and nine months ended September 30, 2010 and 2009, respectively, basic and diluted loss per share is the same.  At both September 30, 2010 and 2009, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 212,663 and 12,663 common shares, respectively.

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

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

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

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

In March 2010, the Company entered into amendment number 8 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $13,500 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-K Annual Report for the year ended December 31, 2009.  In May 2010, the Company entered into amendment number 9 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $13,500 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-Q Report for the quarter ended June 30, 2010.  In July 2010, the Company entered into amendment number 10 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $10,850 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-Q Report for the quarter ended September 30, 2010.  As of September 30, 2010, the amounts due under the notes payable totaled $266,085 including accrued interest of $32,182.

 The obligations represented by the Notes have been amended by a 1st Amendment dated May 31, 2008; a 2nd Amendment dated June 20, 2008; a 3rd Amendment dated August 31, 2008; a 4th Amendment dated October 31, 2008, a 5th Amendment dated December 15, 2008, a 6th Amendment dated January 31, 2009, a 7th Amendment dated May, 2009, an 8th amendment dated March 9, 2010, a 9th amendment dated May 2010 and a 10th amendment dated July 2010 (the “Prior Amendments”) which are incorporated herein by reference.

As part of the 8th , 9th and 10th amendment, the Company agreed to issue to the Holders, pro rata, a total of 757,001 shares of Common Stock of the Company valued at $29,700, $35,100 and $28,210 respectively. The Company valued the shares based on the stock price at date of amended agreement and recorded the issuance of the shares as additional interest expense.

As of September 30, 2010, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

NOTE 3 – OTHER DEBT

Included in the Company’s September 30, 2010 and December 31, 2009 balance sheet is $41,716 of debt that was reflected in the balance sheet upon the company’s purchase of assets transaction with Lee Graphics that was consummated in October 2004.  The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the debt.  If no evidence of such liability is found then the Company may write off the debt in the future.

NOTE 4 – DUE TO SHAREHOLDER

During 2007, the Company received a total of $31,555 of advances from shareholders.  This amount is due upon demand from such shareholders, and bear interest at a rate of ten percent (10%) per annum.  The balances of such advances were $23,555 at September 30, 2010 and December 31, 2009, respectively.

NOTE 5 – EQUITY

Warrants Outstanding

A summary of warrant activity and changes during the quarter ended September 30, 2010 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	212,663	$1.29	4.8
Granted	-	-	-
Cancelled	-	-	-
Outstanding and exercisable at September 30, 2010	212,663	$1.29	3.7

Additional information regarding warrants outstanding as of September 30, 2010 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at September 30, 2010
$0.50	200,000	4.1	200,000	-
$9.17	7,397	0.2	7,397	-
$23.10	5,266	1.4	4,432	-
$0.50 - $23.10	212,663	3.7	211,829	-

The warrants have no intrinsic value as of September 30, 2010.

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the three months ended September 30, 2010 and 2009 as a result of the availability of net operating loss carryforwards. As of September 30, 2010, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the three months ended September 30, 2010.

As of September 30, 2010, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

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

Results of Operations

Quarter ended September 30, 2010 and 2009

Revenues.  We did not have any revenue for the three months ended September 30, 2010 and September 30, 2009.

Operating expenses.  Operating expenses consist of general and administrative expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses increased to $8,702 for the three months ended September 30, 2010 as compared to $5,715 for the same prior of the prior year.

Other expense.  Other expense principally consists of interest and financing expense related to outstanding debt and shares issuances offset by non-operational revenues such as a gain on the sale of a fixed asset.   We had other expenses of $31,535 for the three months ended September 30, 2010, compared to other expense of $3,325 for the three months ended September 30, 2009.  The change in balance or increase in other expense of $28,210 related primarily to non-cash financing costs of $28,210 associated with 217,001 shares of common stock  we agreed to issue during the three months ended September 30, 2010.

Net Loss.  Our net loss for the three months ended September 30, 2010 was $40,237 compared to $9,040 for the three months ended September 30, 2009.  The difference was attributable to the aforementioned lack of revenue and operations.

Nine Months Ended September 30, 2010 and 2009

Revenues.  We did not have any revenue for the nine months ended September 30, 2010 and September 30, 2009.

Operating expenses.  Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses increased to $31,590 for the nine months ended September 30, 2010 as compared to $40,014 for the same prior of the prior year.

Other expense.  Other expense principally consists of interest and financing expense related to outstanding debt and shares issuances offset by non-operational revenues such as a gain on the sale of a fixed asset.   We had other expenses of $102,985 for the nine months ended September 30, 2010, compared to other expense of $12,805 for the nine months ended September 30, 2009.  The change in balance or increase in other expense of $90,018 related primarily to non-cash financing costs of $93,010 associated with 757,001 shares of common stock we agreed to issued during the nine months ended September 30, 2010.

Gain on fixed asset disposal.  During the nine months ended September 30, 2009, we sold fixed assets for a gain of $11,820.  No similar transactions occurred in 2010.

Net Loss.  Our net loss for the nine months ended September 30, 2010 was $134,375 compared to $40,999 for the nine months ended September 30, 2009.  The difference was attributable to the aforementioned lack of revenue and operations.

Liquidity and Capital Resources

Working capital as of September 30, 2010 was negative $568,036 compared to negative working capital of $526,471 as of December 31, 2009. The cash balance at September 30, 2010 was $4,526 compared to $4,114 at December 31, 2009.

Net cash used in operating activities was $37,438 for the nine months ended September 30, 2010, as compared to $80,893 for the nine months ended September 30, 2009.  The principal components of our net cash used in operations for the nine months ended September 30, 2010 were: (a) a net loss of $134,575, (b) non-cash financing costs of $93,010 related to 757,001 shares of our common stock we agreed to issue, (c) accrued interest on debt of $9,975, and (d) accounts payable and accrued expenses of $(5,848).  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $Nil for the nine months ended September 30, 2010, as compared to $11,820 for the three months ended September 30, 2009.  The change in balance was due to sales of certain fixed assets in 2009.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $37,850 during the nine months ended September 30, 2010, as compared to net cash provided by financing activities of $30,403 for the nine months ended September 30, 2009.  Net cash provided by financing activities during 2010 was principally related to proceeds received from the issuance of convertible notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,442,023 and $6,307,448 at September 30, 2010 and December 31, 2009, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2009 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

Recent Accounting Pronouncements

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

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

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

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary Principal Financial Officer and Director	Date: November 12, 2010