Form 10-K
period 2010-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2011-04-15
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-30951

SILVERGRAPH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	67-0695367 (I.R.S. Employer Identification No.)
1875 Century Park East, Ste. 1460, Los Angeles, CA (Address of principal executive offices)	90067-0000 (Zip Code)

Registrant’s telephone number, including area code:   (562) 693-3737

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

Yes [ X ]   No [  ]

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

Yes [X]   No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2010 was approximately $138,000.

The number of shares outstanding of the registrant’s common stock as of March 31, 2011 was 2,749,001, including a total of 1,481,633 shares issuable under contractual commitments.

Documents incorporated by reference:  See Item 15.

FORM 10-K
For the Year Ended December 31, 2010

INDEX

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

On December 5, 2008, stockholders holding a majority of shares entitled to vote authorized by written consent a reverse stock split of the Company’s outstanding common stock in the range of from 1:30 to 1:66, as determined in the sole discretion of the Board of Directors.  On February 24, 2009, the Board of Directors authorized by written consent to effect a 1-for-66 reverse split of the Company’s issued and outstanding shares.  The reverse stock took effect at the open of business on March 24, 2009.  As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced to 1,067,440 shares.  Except where the context indicates otherwise, all share figures in this Form 10-K give effect to the stock split.

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

In 2009 and 2010, we were largely inactive, after deciding to wind down the business of New Era.

In 2011 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

We plan to attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target company.  As a publicly-traded, reporting company under the Securities Exchange Act of 1934, as amended, we provide a method for a foreign or domestic private company to become a public, reporting company whose securities are qualified for trading in the United States secondary market.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by our management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

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

Employees

We currently have one part-time employee.  We believe that our employee relations are good.  We intend to continue to conduct business primarily using our employees and consultants.  However, some consultants may become employees in the future. We have no union employees.

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

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through December 31, 2010, incurred an accumulated deficit of $6,448,419.   As we are winding down New Era, we were not engaged in active business operations in 2010 and 2009.  It is unlikely we will generate positive cash flow in the future as a stand-alone company, although we may decide to re-start operations when business conditions, in our opinion, improve.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to restart the business or enter into another business through merger or otherwise will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. In addition, our independent registered public accountants have raised substantial doubts in connection with their opinion related to our audited financial statements as to our ability to continue as a going concern.

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

Our Board of Directors has determined to wind down New Era Studios, Inc.

Our Board of Directors has determined it in the best interest of the shareholders to wind down New Era Studios, Inc., our only subsidiary and our last operations.  To that end, we are actively seeking to sell New Era’s assets to pay off New Era’s debts.  There is no guarantee the proceeds of the asset sales will be sufficient to pay off all of New Era’s debts.  While we are not contractually obligated to pay for New Era debts, we may determine it is in the shareholders’ interest to settle with New Era debt holders by offering consideration in the form of common stock.

Our Board of Directors has not made a determination of fairness regarding related-party transactions.

Our Board of Directors has entered into a loan transaction with certain persons who are now principal shareholders pursuant to amendments to the original loan transaction.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Convertible Promissory Notes).  Our Board of Directors has not made a determination as to whether these related-party transactions were made on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our Board of Directors has adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.

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

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  The penny stock rules, which initially govern our securities, impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual incomes for the last two years and anticipated incomes for this year exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  A broker-dealer must provide to a customer orally or in writing the bid and offer quotations, and the broker-dealer and salesperson compensation information prior to effecting the transaction.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-

dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There have been no events which are required to be reported under this Item.

ITEM 2.  PROPERTIES

We do not currently own or lease any properties.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against us or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against us or have any material interests in actions that are adverse to the Company’s interests.

ITEM 4.  [REMOVED AND RESERVED].

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “SVGP.”  The common stock is highly illiquid with the last trade occurring on March 10, 2010, at a sales price of $0.1110 per share.  Prior to this sale, the bid price was $0.0001 per share of common stock.  We do not have access to historical prices of the stock for 2010 and 2009.

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

Holders

As of March 31, 2011, there were approximately 150 shareholders of record holding 2,749,001 shares of common stock, including 1,481,633 shares issuable under contractual commitments. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

In February, 2008, we entered into a loan transaction with certain accredited investors.  Subsequently, we entered into multiple amendments.  During the twelve months ended December 31, 2009, as part of the 7th amendment to the loan transaction dated in May, 2009, we received proceeds of $14,480 which has been recorded as common shares issuable in the accompanying consolidated balance sheet.  The pro rata common shares of 724,632 shares to be issued have been included in the weighted average shares outstanding calculation for the twelve months ended December 31, 2009.  In connection with the 8th amendment to the loan transaction dated March 9, 2010, we received loans totaling $13,500, in exchange for an obligation to issue 270,000 shares of common stock.  The proceeds will be used for working capital purposes.  The 270,000 shares of common shares to be issued will either be issued in full or be included in the weighted average shares outstanding calculation for the twelve months ending December 31, 2010.    (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation -– Convertible Promissory Notes).

On November 9, 2009, we received $10,000 through the sale of 200,000 shares of common stock and warrants that entitle the holder to purchase 200,000 shares of common stock for a period of five years at a price equal to $0.50 per share of common stock.   The proceeds will be used for working capital purposes. The common shares to be issued were included in the weighted average shares outstanding calculation for the twelve months ending December 31, 2009.

For the transactions described above, we relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	Years ended December 31
SUMMARY OF BALANCE SHEET	2010	2009
Cash and cash equivalents	$ 1,455	$ 4,114
Total current assets	1,455	4,114
Total assets	1,455	4,114
Total current liabilities	552,332	530,585
Total liabilities	552,332	530,585
Accumulated deficit	(6,448,419)	(6,307,448)
Total stockholders’ deficit	$ (550,877)	$ (526,471)

SUMMARY OF OPERATING RESULTS
Revenues, net	$ -	$ -
Cost of sales	-	-
Gross profit (loss)	-	-
Total operating expenses	34,661	42,167
Operating loss	(34,661)	(42,167)
Other expenses, net	106,310	,310
Net loss	$ (140,971)	$ (46,477)
Net loss per share	$ (0.06)	$ (0.03)

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

Liquidity and Capital Resources

We derived our primary source of funds during the twelve months ended December 31, 2010 from the sale of additional equity and debt securities.  Working capital as of December 31, 2010 was negative $550,877 as compared to negative working capital of $526,471 as of December 31, 2009.  The cash balance at December 31, 2010 was $1,455 compared to $4,114 at December 31, 2009.

Net cash used in operating activities was $40,509 for the twelve months ended December 31, 2010, as compared to $87,648 for the twelve months ended December 31, 2009.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $Nil for the twelve months ended December 31, 2010, as compared to $11,820 for the twelve months ended December 31, 2009.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $37,850 during the twelve months ended December 31, 2010, as compared to net cash provided by financing activities of $40,403 for the twelve months ended

December 31, 2009.  Net cash provided by financing activities during 2010 was principally related to the sale of additional equity securities.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,448,419 at December 31, 2010.  Additionally, as of December 31, 2010, we had cash and cash equivalents of $1,455.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2010 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Convertible Promissory Notes

In February 2008 we issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors.  The holders of the Notes are the Company’s two largest shareholders, both of which own more than 10% of our outstanding common stock.  The subscription agreement provided that the subscribers would purchase a minimum of $100,000 and a maximum of $400,000 of the Notes. In April, 2008, we issued an additional $40,000 of the Notes to two accredited investors.    During the twelve months ended December 31, 2009, we issued an additional $6,052 of these notes and the aggregate amount outstanding at December 31, 2009 was $196,052 plus accrued interest of $22,207.

In March 2010, we entered into amendment number 8 to the loan agreement.  Pursuant to the amended agreement, we received an additional $13,500 from the noteholders to pay for expenses incurred by us in filing our Form 10-K Annual Report for the year ended December 31, 2009.  In May 2010, we entered into amendment number 9 to the loan agreement.  Pursuant to the amended agreement, we received an additional $13,500 from the noteholders to pay for expenses incurred by us in filing our Form 10-Q Report for the quarter ended June 30, 2010.  In July 2010, we entered into amendment number 10 to the loan agreement.  Pursuant to the amended agreement, we received an additional $10,850 from the noteholders to pay for expenses incurred by us in filing our Form 10-Q Report for the quarter ended September 30, 2010.  As of December 31, 2010, the amounts due under the notes payable totaled $269,409 including accrued interest of $35,507.

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

As part of the 8th , 9th and 10th amendments, we agreed to issue to the Holders, pro rata, a total of 757,001 shares of Common Stock of the Company valued at $29,700, $35,100 and $28,210 respectively. The Company valued the shares based on the stock price at date of amended agreement and recorded the issuance of the shares as additional interest expense.

As of December 31, 2010, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

1.  Payments:  We will pay all interest due and owing by adding such amounts to the outstanding principal balance of each Note, thereby increasing the outstanding principal balance of each Note.  All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company will not pay any principal payments in cash prior to maturity.

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

3.  Event of Default:  In the event of an occurrence of any event of default specified below, the principal and all accrued interest shall become immediately due and payable without notice.  The occurrence of any of the following events shall constitute an event of default under this Note:

a.  We fail to make any payment when due and which failure has not been cured within fifteen (15) days following such failure.

b.  If we default in the payment or performance of any other material obligation of this Note or other debt of the Company.

c.  If we or an operating wholly-owned subsidiary of ours files a petition to take advantage of any insolvency act; make an assignment for the benefit of its creditors; commence a proceeding for the appointment of a receiver, trustee, liquidator or conservator of itself of a whole or any substantial part of its property; file a petition or answer seeking reorganization or arrangement or similar relief under the federal bankruptcy laws or any other applicable law or statute of the United States of America or of any state.

4.  Conversion Rights:

a  Optional Conversion.  On or before the payment of the Note in full, the Holder may convert the principal amount owing on this Note, together with all accrued and unpaid interest, into fully paid and nonassessable shares of our common stock at a conversion price per share the lower of $0.045 per share of common stock or the price per share of common stock (referred to as “X”) derived from the following equation:  X=.95/Y where X is defined as the price per share of common stock and Y is defined as the reverse split ratio declared by our Board of Directors.

b.  Mandatory Conversion.  If we do not complete a merger transaction with a private company approved by the Board of Directors (“Private Company”), by the Maturity Date whereby the Private Company owns up to 96% of the surviving entity, the Conversion Price shall automatically be reduced to the lower of (i) $0.002 or (ii) the conversion price that would cause the majority holder of the Notes to own upon conversion the number of shares of our common stock determined to be 59% of the outstanding common stock on a fully-diluted basis and the remaining holders of the Notes to own a pro rata number of common shares of our common stock..

5.  Security:  The notes will be secured by all of the assets of New Era Studios, Inc., our wholly-owned subsidiary, under a security agreement.  Silvergraph may not prepay the notes and so long as the notes are outstanding, we must obtain written approval from the note holders for certain actions identified in the notes, including, but not limited to, the issuance of debt, acquisition or sale of a material asset and issuance of dividends to common stockholders.  The security agreement will be null and void if the notes convert into a majority of our common stock.  In addition, the holders of the Notes have a right of first refusal on all equity financings contemplated by Silvergraph.

Results of Operations for Years ended December 31, 2010 and 2009

Revenues.    We had no revenues during the years ended December 31, 2010 and 2009.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.

Gross profit.     We had no revenues and therefore no costs of revenues for the years December 31, 2010 and 2009, respectively.

Operating expenses.    Operating expenses consist mainly of legal and accounting expenses.  Operating expenses decreased by $7,506 to $34,661 for the year ended December 31, 2010 versus $42,167 for the year ended December 31, 2009.  The decrease in operating expenses was principally due to additional cost cutting measures enacted by us during calendar years 2010 and 2009.

Other expense.  Other expense principally consists of interest and financing expense related to outstanding debt and shares issuances offset by non-operational revenues such as a gain on the sale of a fixed asset.   We had interest expense of $106,310 for the year ended December 31, 2010, compared to interest expense of $16,130 for the year ended December 31, 2009.  The change in balance or increase in interest expense of $90,810 related primarily to non-cash financing costs of $93,010 associated with 757,001 shares of common stock issued for the year ended December 31, 2010.

Gain on fixed asset disposal.  During the year ended December 31, 2010, we sold fixed assets for a gain of $11,820.  No similar transactions occurred in 2010.

Net Loss.  Our net loss for the year ended December 31, 2010 was $140,971 compared to $46,477 for the year ended December 31, 2009.  The difference was attributable to the aforementioned lack of revenue and operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange act of 1934 Rules 13a-15(f), for the period ended December 31, 2010.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

For the year ended December 31, 2010, management has relied on the framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include, and is not required to include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, position and office term of each of our executive officers and directors.  The number of directors is currently fixed at five.  The initial terms of office of our directors will expire upon the election and qualification of directors at our next annual meeting of stockholders.  All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

Name	Age	Position	Term of Director
James R. Simpson	41	Chief Executive Officer, Secretary and Director	From June 2006 until our next annual meeting.
William W. Lee	57	Former President and Former Director	Resigned effective April 13, 2011

Set forth below is certain biographical information regarding each of our executive officers and directors:

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

William W. Lee became the president and a director of Silvergraph International in June 2006 and resigned effective April 13, 2011.  Mr. Lee also served as the president, treasurer and a director of New Era from its inception in June 2006 until his resignation, effective April 13, 2011.  A wholly-owned entity of Mr. Lee served as one of the Silvergraph LLC managers from April 2005 until the merger of Silvergraph LLC into New Era.  He possesses over 30 years of experience in the screen-printing industry, with technical proficiency in art manufacturing from film processing through volume production and quality control.  Mr. Lee developed all of our patent-pending and proprietary technologies related to pre-press and press operations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the SEC, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto due during our fiscal year ended December 31, 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2010 and 2009.

Name and Principal Position	Year	Salary	Non-equity Incentive Plan Compensation	All Other Compensation	Total
James R. Simpson CEO, CFO, Secretary	2010	$ -	-	-	$ -
	2009	$ -	-	-	$ -
William W. Lee Former President	2010	$ -	-	-	$ -
	2009	$ -	-	-	$ -

Employment Contracts and Termination of Employment and Change in Control Arrangements

On April 11, 2008, William W. Lee and James R. Simpson terminated their employment agreements with New Era.  The Termination Agreement provided that each executive’s unpaid salary as of the date of the agreement would remain an outstanding obligation on the books and records of the Company until the salary was paid or Silvergraph merged with a separate company unaffiliated with any of the executives.   In the case of a merger each executive’s unpaid salary would be converted into common stock at $5.28 per share.

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

Outstanding Equity Awards

At December 31, 2009, Gary Freeman, our former Chief Financial Officer, held a warrant to purchase 7,397 shares of Silvergraph common stock at an exercise price of $9.17 through January 26, 2011.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2010.   This chart also includes individual compensation agreements.

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

(1) Represents options to purchase 1,515 common shares and warrants to purchase 12,663 common shares under individual compensation plans.

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

Beneficial Ownership

The following table sets forth as of March 31, 2011, the name and the number of shares of our common stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially more than 5% of the 2,749,001 common shares which includes the 1,267,568 issued and outstanding shares of our common stock and the 1,481,433 common shares issuable, and the name and shareholdings of each director and of all officers and directors as a group.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Common	Antaeus Capital Partners, LLC 1875 Century Park East, Ste. 1460 Los Angeles, CA 90067	1,116,337	40.60%

Common	Ideal Growth LLC 2855 Cottonwood Pkwy #340 Salt Lake City, UT 84121	200,000	7.28%
Common	Thomas G. Schuster 1421 W. Westport Circle Mequon, WI 53092	493,357	17.95%
MANAGEMENT
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Common	James R. Simpson * (1)	125,158	4.55%
Common	William W. Lee * (2) (3)	123,700	4.5%
Common	Total Officers and Directors As a Group (2 persons)	248,858	9.05%

(*) Officer and/or director.  22541 Parkfield, Mission Viejo, CA

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

(3)  Mr. Lee resigned from our Board of Directors and as our President, effective April 13, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

In February, 2008, we entered into a loan transaction with certain accredited investors.  Subsequently, the company has entered into multiple amendments with such investors with the result that such investors are now principal shareholders of the Company.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation -– Convertible Promissory Notes).

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Silvergraph’s annual financial statement and review of financial statements included in our periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $12,509 for fiscal year ended 2010 and $8,129 for fiscal year ended 2009.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2010 and 2009.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2010 and 2009.

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

2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008

10.11

8th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective March 10, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 15, 2010)

10.12

9th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective May 10, 2010*

10.13

10th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective July 21, 2010*

14.1

Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 8-K filed on June 26, 2006)

21

Subsidiaries of Silvergraph (Incorporated by reference to Exhibit 21 to Form 10-K filed on June 12, 2009)

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1

Section 1350 Certification of Chief Executive Officer*

32.2

Section 1350 Certification of Chief Financial Officer*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date:  April 15, 2011

/s/ James R. Simpson

James R. Simpson, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011

/s/ James R. Simpson

James R. Simpson, Chief Executive Officer, Chief

Financial Officer, Secretary and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Silvergraph International, Inc.

We have audited the consolidated balance sheets of Silvergraph International, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silvergraph International, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Weinberg & Company, P.A.
Los Angeles, California
April 15, 2011

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	DEC 31 2010	DEC 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,455	$4,114

Total assets	$1,455	$4,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$185,803	$191,651
Accrued expenses	5,404	5,404
Accrued compensation	50,000	50,000
Convertible promissory notes	269,409	218,259
Line of credit	41,716	41,716
Due to shareholder	-	23,555
Total current liabilities	552,332	530,585

Commitments and contingencies		--

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 and 1,067,368 shares issued and outstanding, respectively	1,267	1,067
Additional paid-in capital	5,788,785	5,755,430
Common shares issuable (1,481,633 and 924,632 shares, respectively)	107,490	24,480
Accumulated deficit	(6,448,419)	(6,307,448)
Total stockholders' deficit	(550,877)	(526,471)

Total liabilities and stockholders’ deficit	$1,455	$4,114

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
	YEAR ENDED DEC 31, 2010	YER ENDED DEC 31, 2009
Revenues	$-	$-
Operating expenses	34,661	42,167
Operating loss	(34,661)	(42,167)
Interest expense	106,310	16,130
Gain on fixed asset disposal	-	(11,820)
Net loss	$(140,971)	$(46,477)
Net loss per share, basic and fully diluted	$(0.06)	$(0.03)
Weighted average shares outstanding, basic and fully diluted	2,379,123	1,708,728

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2008	1,067,368	$1,067	$5,755,430	$-	$(6,260,971)	$(504,474)
Common shares issuable	-	-	-	24,480	-	24,480
Net loss	-	-	-	-	(46,477)	(46,467)
Balance, December 31, 2009	1,067,368	1,067	5,755,430	24,480	(6,307,448)	(526,471)
Shares issued in private placement	200,000	200	9,800	(10,000)	-	-
Shares issued related to financing	-	-	-	93,010	-	93,010
Capital contribution, related party	-	-	23,555	-	-	23,555
Net loss	-	-			(140,971)	(140,971)
Balance, December 31, 2010	1,267,368	$1,267	$5,788,785	$107,490	$(6,448,19)	$(550,877)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED DEC 31, 2010	YEAR ENDED DEC 31, 2009
Operating activities:
Net loss	$(140,971)	$(46,477)
Adjustment to reconcile net loss to net cash used in operating activities:
Non cash interest expense	13,300	13,300
Fair value of shares issued for non cash financing costs	93,010	-
Gain on disposal of fixed assets	-	(11,820)
Changes in assets and liabilities:
Decrease accounts payable and accrued expenses	(5,848)	(42,651)
Net cash used in operating activities	(40,509)	(87,648)

Investing activities:
Net cash received on sale of fixed assets	-	11,820
Net cash provided by investing activities	-	11,820

Financing activities:
Proceeds from issuance of common shares to be issued	-	24,480
Debt principal payments	-	17
Proceeds from issuance of convertible notes	37,850	6,052
Related party advances	-	9,845
Net cash provided by financing activities	37,850	40,403

Change in cash and cash equivalents	(2,659)	(35,425)
Cash and cash equivalents, beginning of period	4,114	39,539
Cash and cash equivalents, end of period	$1,455	$4,114

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Decrease in common shares issuable	$10,000	$-
Forgiveness of shareholder loan	$23,555	$-

The accompanying notes are an integral part of these consolidated financial statements.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. ("Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products.  In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which caused us in 2008 to evaluate various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  We also raised $190,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.   In 2010 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Basis of Consolidation

The consolidated financial statements include the accounts of Silvergraph and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,448,419, and a working capital and stockholders’ deficiency of $550,877 at December 31, 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2010 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

Equity-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the twelve months ended December 31, 2010 and 2009, basic and diluted loss per share are the same.  At December 31, 2010 and 2009, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 212,663 and 12,663 common shares respectively.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

As of December 31, 2010, the Company’s financial assets subject to measurement included only Level 1 items of cash and short term investments.  The fair value of these financial assets was equal to their recorded value. There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 2 or 3 financial assets during the year ended December 31, 2010.

Effect of Recent Accounting Pronouncements

In April 2010 the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after September 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the AICPA did not or is not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

In March 2010, the Company entered into amendment number 8 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $13,500 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-K Annual Report for the year ended December 31, 2009.  In May 2010, the Company entered into amendment number 9 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $13,500 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-Q Report for the quarter ended June 30, 2010.  In July 2010, the Company entered into amendment number 10 to the loan agreement.  Pursuant to the amended agreement, the Company received an additional $10,850 from the noteholders to pay for expenses incurred by the Company in filing its Form 10-Q Report for the quarter ended September 30, 2010.  As of December 31, 2010, the amounts due under the notes payable totaled $269,409 including accrued interest of $35,507.

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

As part of the 8th, 9th and 10th amendments, the Company agreed to issue to the Holders, pro rata, a total of 757,001 shares of Common Stock of the Company valued at $29,700, $35,100 and $28,210 respectively. The Company valued the shares based on the stock price at date of amended agreement and recorded the issuance of the shares as additional interest expense.

As of December 31, 2010, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

NOTE 3 – OTHER DEBT

Included in the Company's December 31, 2010 and 2009 balance sheets is approximately $41,716 of debt that was reflected in the balance sheet upon the company's reverse merger transaction with Lee Graphics that was consummated in October 2004. The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the liability.  If no evidence of such liability is found then the Company may write off the liability in the future.

NOTE 4 – DUE TO SHAREHOLDER

During 2007, the Company received a total of $31,555 of advances from shareholders. At December 31, 2009, the balance due to shareholder was $23,555.  This amount was due upon demand from such shareholders, and bore interest at a rate of ten percent (10%) per annum.  The shareholder agreed to forgive the outstanding balance at December 31, 2010 at which time the Company removed the liability balance.  Due to the related party nature of the transaction, the Company accounted for the $23,555 reduction in due to shareholder as a capital contribution for the year ended December 31, 2010.

NOTE 5 – EQUITY

Shares issued for services

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

As part of the 8th amendment dated March 9, 2010, the Company received from certain Note holders $13,500 in exchange for 270,000 shares of common stock.  The proceeds will be used for working capital purposes.  The common shares to be issued will be included in the weighted average shares outstanding calculation for the twelve months ending December 31, 2010.

Warrants Outstanding

A summary of warrant activity and changes during the years ended December 31, 2010 and 2009 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	12,663	$13.82	1.7
Granted	200,000	$.50	-
Cancelled	-	-	-
Outstanding and exercisable at December 31, 2009	212,663	$1.29	4.8
Granted	-	$-	-
Cancelled	-	-	-
Outstanding and exercisable at December 31, 2010	212,663	1.29	3.8

Additional information regarding warrants outstanding as of December 31, 2010 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2010
$.50	200,000	4	200,000	-
$9.17	7,397	0.1	7,397	-
$23.10	5,266	1.3	4,432	-
$.50 - $ 23.10	212,663	3.8	211,829	-

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the year ended December 31, 2010 and 2009 as a result of the availability of net operating loss carryforwards.  As of December 31, 2010, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 31, 2010.

As of December 31, 2010, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as December 31, 2010 and 2009, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.