Form 10-Q
period 2011-03-31
SILVERGRAPH INTERNATIONAL INC
filed 2011-05-23
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock as of May 13, 2011 was 2,749,001, including a total of 1,481,633 shares issuable under contractual commitments.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

1.          Financial Statements:

             Condensed Consolidated Balance Sheets                                                                                        3

             Condensed Consolidated Statements of Operations                                                                          4

             Condensed Consolidated Statements of Stockholders’ Deficit                                                           5

             Condensed Consolidated Statements of Cash Flows                                                                         6

             Notes to Condensed Consolidated Financial Statements                                                                    7

2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations                  12

3.          Quantitative and Qualitative Disclosures About Market Risk                                                            13

4.

Controls and Procedures                                                                                                                13

PART II. OTHER INFORMATION

1.

Legal Proceedings                                                                                                                         14

1A.

Risk Factors                                                                                                                                  14

2.

Unregistered Sales of Equity Securities and Use of Proceeds                                                           14

3.

Defaults Upon Senior Securities                                                                                                     14

4.

(Removed and Reserved)                                                                                                              14

5.

Other Information                                                                                                                         14

6.

Exhibits                                                                                                                                        14

Signatures                                                                                                                                     15

 SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MAR 31 2011 (Unaudited)	DEC 31 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,046	$1,455

Total assets	$1,046	$1,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$185,803	$185,803
Accrued expenses	5,404	5,404
Accrued compensation	50,000	50,000
Convertible promissory notes	272,734	269,409
Line of credit	41,716	41,716
Total current liabilities	555,657	552,332

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	5,788,785	5,788,785
Common shares issuable (1,481,633 and 1,481,633 shares, respectively)	107,490	107,490
Accumulated deficit	(6,452,153)	(6,448,419)
Total stockholders' deficit	(554,611)	(550,877)

Total liabilities and stockholders’ deficit	$1,046	$1,455

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	409	9,690
Operating loss	(409)	(9,690)
Interest expense	(3,325)	(33,025)
Net loss	$(3,734)	$(42,715)
Net loss per share, basic and fully diluted	$(0.00)	$(0.02)
Weighted average shares outstanding, basic and fully diluted	2,749,001	2,038,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2010	1,267,368	$ 1,267	$ 5,788,785	$ 107,490	$ (6,448,419)	$ (550,877)
Net loss	-	-	-	-	(3,734)	(3,734)
Balance, March 31, 2011	1,267,368	$ 1,267	$ 5,788,785	$ 107,490	$ (6,452,153	$ (554,611)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(3,734)	$(42,715)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	3,325	3,325
Non-cash financing costs	-	29,700
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	1,152
Net cash used in operating activities	(409)	(8,538)

Investing activities:
Proceeds received on sale of fixed assets	-	-
Net cash provided by investing activities	-	-

Financing activities:
Proceeds from issuance of convertible notes	-	13,500
Net cash provided by financing activities	-	13,500

Change in cash and cash equivalents	(409)	4,962
Cash and cash equivalents, beginning of period	1,455	4,114
Cash and cash equivalents, end of period	$1,046	$9,076

Supplemental cash flow information:
Cash paid for interest
Cash paid for income taxes

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at March 31, 2011, the consolidated results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010, respectively. Comprehensive income is equivalent to net income for the three month ended March 31, 2011 and 2010, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,452,153, and a working capital and stockholders’ deficiency of $554,611 at March 31, 2011.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the three months ended March 31, 2011 and 2010, respectively, basic and diluted loss per share are the same.  At both March 31, 2011 and 2010, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 214,178 and 14,178 common shares, respectively

Recently Issued Accounting Guidance:

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

As of March 31, 2011, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

NOTE 3 – OTHER DEBT

Included in the Company's March 31, 2011 and December 31, 2010 balance sheets is approximately $41,716 of debt that was reflected in the balance sheet upon the company's reverse merger transaction with Lee Graphics that was consummated in October 2004. The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the liability.  If no evidence of such liability is found then the Company may write off the liability in the future.

NOTE 4 – EQUITY

Warrants Outstanding

A summary of warrant activity and changes for the three months ended March 31, 2011 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at March 31, 2011	212,663	$1.29	3.8
Granted	-	$-	-
Cancelled	-	-	-
Outstanding and exercisable at March 31, 2011	212,663	1.29	3.5

Additional information regarding warrants outstanding as of March 31, 2011 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at March 31, 2011
$.50	200,000	3.8	200,000	-
$9.17	7,397	0.0	7,397	-
$23.10	5,266	1.0	4,432	-
$.50 - $ 23.10	212,663	3.5	211,829	-

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Results of Operations

Quarter ended March 31, 2011 and 2010

Revenues and Cost of Sales  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the three months ended March 31, 2011 and 2010.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $409 and $9,690 for the three months ended March 31, 2011 and 2010, respectively.

Other income (expense).    Other income (expense) principally consists of interest expense.  We had other expenses of $3,325 and $33,025 for both the three months ended March 31, 2011 and 2010, respectively.  The interest expense is related to outstanding debt.

Net Loss  We had a net loss of $3,734 for the three months ended March 31, 2011, compared to $42,715 for the three months ended March 31, 2010.  This significant decrease in our net loss is primarily a result of the significant decrease in our other expense related to the issuance of shares of common stock in the three months ended March 31, 2010 as opposed to no stock issuances in the corresponding period in 2011.

Liquidity and Capital Resources

Working capital as of March 31, 2011 was negative $554,611 as compared to negative working capital of $550,887 as of December 31, 2010.  The cash balance at March 31, 2011 was $1,046 compared to $1,455 at December 31, 2010.

Net cash used in operating activities was $409 for the three months ended March 31, 2011, as compared to $8,538 for the three months ended March 31, 2010.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $Nil for the three months ended March 31, 2011 and 2010.

Net cash provided by financing activities was $Nil and $13,500 for the three months ended March 31, 2011 and 2010, respectively.   Net cash provided by financing activities during 2010 was related to proceeds received from the issuance of convertible notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,452,153 and $6,448,419 at March 31, 2011 and December 31, 2010, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2010 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no instruments that are sensitive to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized,

and reported within the requisite time periods.   While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Beach Freeman Lim & Cleland

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach.  As of March 31, 2011, we owed Beach approximately $75,589.75 for past services they provided to us.  We expect to issue the shares during the three months ended June 30, 2011, and in connection with the issuance remove the $75,589.75 we owed Beach from our Balance Sheet in the next quarter.

11th Amendment

On April 11, 2011, we entered into an 11th amendment to that certain loan agreement with our two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 11th amendment, those two shareholders loaned us an additional $17,750 in exchange for our agreement to issue the two of them a total of 88,751 shares of our common stock, restricted in accordance with Rule 144.

ITEM 6. EXHIBITS

No. Description

31.1

Chief Executive Officer and Chief Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary Principal Financial Officer and Director	Date: May 20, 2011