Form 10-Q
period 2011-06-30
SILVERGRAPH INTERNATIONAL INC
filed 2011-08-15
CIK 1115975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2011 was 2,749,001, including a total of 1,557,233 shares issuable under contractual commitments.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

1.          Financial Statements:

             Condensed Consolidated Balance Sheets                                                                                         3

             Condensed Consolidated Statements of Operations (Unaudited)                                                        4

             Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)                                         5

             Condensed Consolidated Statements of Cash Flows (Unaudited)                                                       6

             Notes to Condensed Consolidated Financial Statements                                                                    7

2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations                 12

3.          Quantitative and Qualitative Disclosures About Market Risk                                                           14

4.

Controls and Procedures                                                                                                               14

PART II. OTHER INFORMATION

1.

Legal Proceedings                                                                                                                        14

1A.

Risk Factors                                                                                                                                 14

2.

Unregistered Sales of Equity Securities and Use of Proceeds                                                          14

3.

Defaults Upon Senior Securities                                                                                                    14

4.

(Removed and Reserved)                                                                                                              14

5.

Other Information                                                                                                                         15

6.

Exhibits                                                                                                                                        15

Signatures                                                                                                                                    16

 SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUN 30 2011 (Unaudited)	DEC 31 2010

ASSETS
Current assets:
Cash and cash equivalents	$4,987	$1,455

Total assets	$4,987	$1,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,324	$185,803
Accrued expenses	5,404	5,404
Accrued compensation	50,000	50,000
Convertible promissory notes	294,045	269,409
Other debt	41,716	41,716
Total current liabilities	494,489	552,332

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	5,788,785	5,788,785
Common shares issuable (1,645,984 and 1,481,633 shares, respectively)	214,143	107,490
Accumulated deficit	(6,493,697)	(6,448,419)
Total stockholders' deficit	(489,502)	(550,877)

Total liabilities and stockholders’ deficit	$4,987	$1,455

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit (loss)	-	-	-	-
Operating expenses	7,156	13,198	7,565	22,888
Operating loss	(7,156)	(13,198)	(7,565)	(22,888)
Interest expense - net	(41,038)	(38,425)	(37,713)	(71,450)
Net loss	$(48,194)	$(51,623)	$(45,278)	$(94,338)
Net loss per share, basic and fully diluted	$(0.02)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding, basic and fully diluted	2,913,952	2,409,000	2,913,352	2,313,500

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2010	1,267,368	$ 1,267	$ 5,788,785	$ 107,490	$ (6,448,419)	$ (550,877)
Fair value of shares issuable related to financing	--	--	--	31,063	--	31,063
Common shares to be issued for accounts payable balance	--	--	--	75,590	--	75,590
Net loss	--	--	--	--	(45,278)	(45,278)
Balance, June 30, 2011	1,267,368	$ 1,267	$ 5,788,785	$ 214,143	$ (6,493,697)	$ (489,502)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(45,278)	$(94,338)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	6,650	6,650
Non-cash financing costs	31,063	64,800
Changes in assets and liabilities:
Accounts payable and accrued expenses	(6,889)	(5,848)
Net cash used in operating activities	(14,454)	(28,736)

Financing activities:
Proceeds from issuance of convertible notes	17,986	27,000
Net cash provided by financing activities	17,986	27,000

Change in cash and cash equivalents	3,532	(1,736)
Cash and cash equivalents, beginning of period	1,455	4,114
Cash and cash equivalents, end of period	$4,987	$2,378

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Increase in common shares issuable	$75,590	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at June 30, 2011, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, respectively. Comprehensive income is equivalent to net income for the three and six month ended June 30, 2011 and 2010, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,493,697, and a working capital and stockholders’ deficiency of $489,502 at June 30, 2011.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the three months ended June 30, 2011 and 2010, respectively, basic and diluted loss per share are the same.  At both June 30, 2011 and 2010, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 205,266 and 14,178 common shares, respectively.

Recently Issued Accounting Guidance:

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

On April 11, 2011, we entered into an 11th amendment to that certain loan agreement with our two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 11th amendment, those two shareholders loaned us an additional $17,986 in exchange for our agreement to issue the two of them a total of 88,751 shares of our common stock, restricted in accordance with Rule 144.   As of June 30, 2011, the amount due under the notes payable totaled $294,045 including accrued interest of $42,157.

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

As part of the 8th, 9th and 10th amendments and 11th amendment valued at $31,063, the Company agreed to issue to the Holders, pro rata, a total of 757,001 shares of Common Stock of the Company valued at $29,700, $35,100 and $28,210 respectively. The Company valued the shares based on the stock price at date of amended agreement and recorded the issuance of the shares as additional interest expense.

As of June 30, 2011, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

NOTE 3 – OTHER DEBT

Included in the Company's June 30, 2011 and December 31, 2010 balance sheets is approximately $41,716 of debt that was reflected in the balance sheet upon the company's reverse merger transaction with Lee Graphics that was consummated in October 2004. The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the liability.  If no evidence of such liability is found then the Company may write off the liability in the future.

NOTE 4 – EQUITY

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach.  As of June 30, 2011, we owed Beach approximately $75,589.75 for past services they provided to us.  We expect to issue the shares during the three months ended September 30, 2011.  The balance owed has been classified as and addition to common shares issuable within our stockholders’ deficit section of our condensed consolidated balance sheet at June 30, 2011.

Warrants Outstanding

A summary of warrant activity and changes for the six months ended June 30, 2011 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2010	212,663	$1.29	3.8
Granted	-	-	-
Expired	(7,397)	$9.17	-
Outstanding and exercisable at June 30, 2011	205,266	$1.29	3.5

Additional information regarding warrants outstanding as of June 30, 2011 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at June 30, 2011
$.50	200,000	3.8	200,000	-
$23.10	5,266	1.0	4,432	-
$.50 - $ 23.10	205,266	3.5	204,432	-

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

Results of Operations

Three months ended June 30, 2011 and 2010

Revenues and Cost of Sales  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the three months ended June 30, 2011 and 2010.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $7,156 and $13,198 for the three months ended June 30, 2011 and 2010, respectively.

Other income (expense).    Other income (expense) principally consists of interest expense.  We had other expenses of $41,038 and $38,425 for both the three months ended June 30, 2011 and 2010, respectively.  The interest expense is related to non-cash financing costs associated with shares of common stock issued during the three months ended June 30, 2011 and 2010 amounting to $31,063 and $35,100, respectively

Net Loss  We had a net loss of $48,194 for the three months ended June 30, 2011, compared to $51,623 for the three months ended June 30, 2010.  This significant decrease in our net loss is primarily a result of the significant decrease in our other expense related to the issuance of shares of common stock in the three months ended June 30, 2010 as opposed to no stock issuances in the corresponding period in 2011.

Six months ended June 30, 2011 and 2010

Revenues and Cost of Sales  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the six months ended June 30, 2011 and 2010.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $7,565 and $22,888 for the six months ended June 30, 2011 and 2010, respectively.

Other income (expense).    Other income (expense) principally consists of interest expense.  We had other expenses of $37,713 and $71,450 for both the six months ended June 30, 2011 and 2010, respectively.  The change in balance or decrease in other expense of $33,737 related primarily to non-cash financing costs of $64,800 associated with 540,000 shares of common stock issued during the six months ended June 30, 2010.

Net Loss  We had a net loss of $45,278 for the six months ended June 30, 2011, compared to $94,338 for the six months ended June 30, 2010.  This significant decrease in our net loss is primarily a result of the significant decrease in our other expense related to the issuance of shares of common stock in the six months ended June 30, 2010 as opposed to no stock issuances in the corresponding period in 2011.

Liquidity and Capital Resources

Working capital as of June 30, 2011 was negative $489,502 as compared to negative working capital of $550,887 as of December 31, 2010.  The cash balance at June 30, 2011 was $4,987 compared to $1,455 at December 31, 2010.

Net cash used in operating activities was $14,454 for the six months ended June 30, 2011, as compared to $28,736 for the six months ended June 30, 2010.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $Nil for the six months ended June 30, 2011 and 2010.

Net cash provided by financing activities was $17,986 and $27,000 for the six months ended June 30, 2011 and 2010, respectively.   Net cash provided by financing activities during 2011 and 2010 was related to proceeds received from the issuance of convertible notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,493,697 and $6,448,419 at June 30, 2011 and December 31, 2010, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2010 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no instruments that are sensitive to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.   While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2011, we entered into an 11th amendment to that certain loan agreement with our two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 11th amendment, we agreed to issue those two shareholders a total of 88,751 shares of our common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $17,986.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach.  As of June 30, 2011, we owed Beach approximately $75,589.75 for past services they provided to us.  We expect to issue the shares during the three months ended September 30, 2011.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There is no information required to be reported under this Item.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

There is no information required to be reported under this Item.

ITEM 6. EXHIBITS

No. Description

31.1

Chief Executive Officer and Chief Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC. By: /s/ James R. Simpson James R. Simpson Chief Executive Officer, Secretary Principal Financial Officer and Director	Date: August 12, 2011