Form 10-Q
period 2011-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2011-11-14
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2011 was 2,913,352, including a total of 1,645,984 shares issuable under contractual commitments.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

1.	Financial Statements:
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3.	Quantitative and Qualitative Disclosures About Market Risk	14
4.	Controls and Procedures	14

	PART II. OTHER INFORMATION

1.	Legal Proceedings	15
1A.	Risk Factors	15
2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
3.	Defaults Upon Senior Securities	15
4.	(Removed and Reserved)	15
5.	Other Information	15
6.	Exhibits	15
	Signatures	16

 SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$2,131	$1,455

Total assets	$2,131	$1,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,326	$185,803
Accrued expenses	-	5,404
Accrued compensation	50,000	50,000
Convertible promissory notes	302,737	269,409
Other debt	41,716	41,716
Total current liabilities	497,779	552,332

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	5,788,785	5,788,785
Common shares issuable (1,645,984 and 1,481,633 shares, respectively)	214,143	107,490
Accumulated deficit	(6,499,843)	(6,448,419)
Total stockholders' deficit	(495,648)	(550,877)

Total liabilities and stockholders’ deficit	$2,131	$1,455

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit (loss)	-	-	-	-
Operating expenses	2,145	8,702	9,710	31,590
Operating loss	(2,145)	(8,702)	(9,710)	(31,590)
Interest expense - net	(4,001)	(31,535)	(41,714)	(102,985)
Net loss	$(6,146)	$(40,237)	$(51,424)	$(134,575)
Net loss per share, basic and fully diluted	$(0.00)	$(0.01)	$(0.02)	$(0.06)
Weighted average shares outstanding, basic and fully diluted	2,913,352	2,697,109	2,858,568	2,327,604

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2010	1,267,368	$1,267	$5,788,785	$107,490	$(6,448,419)	$(550,877)
Fair value of shares issuable related to financing	--	--	--	31,063	--	31,063
Common shares issued for accounts payable balance	--	--	--	75,590	--	75,590
Net loss	--	--	--	--	(51,424)	(51,424)
Balance, September 30, 2011	1,267,368	$1,267	$5,788,785	$214,143	$(6,499,843)	$(495,648)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(51,424)	$(134,575)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	10,650	9,975
Fair value of shares issuable related to financing	31,063	93,010
Changes in assets and liabilities:
Accounts payable and accrued expenses	(12,291)	(5,848)
Net cash used in operating activities	(22,002)	(37,438)

Financing activities:
Proceeds from issuance of convertible notes	22,678	37,850
Net cash provided by financing activities	22,678	37,850

Change in cash and cash equivalents	676	412
Cash and cash equivalents, beginning of period	1,455	4,114
Cash and cash equivalents, end of period	$2,131	$4,526

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Increase (Decrease) in common shares issuable	$75,590	$(10,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at September 30, 2011, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010, respectively. Comprehensive income is equivalent to net income for the three and nine month ended September 30, 2011 and 2010, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,499,843, and a working capital and stockholders’ deficiency of $495,648 at September 30, 2011.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As the Company had a loss in the three months ended September 30, 2011 and 2010, respectively, basic and diluted loss per share are the same.  At both September 30, 2011 and 2010, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 205,266 and 212,663 common shares, respectively.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

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

On April 11, 2011, we entered into an 11th amendment to that certain loan agreement with our two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 11th amendment, those two shareholders loaned us an additional $17,986 in exchange for our agreement to issue the two of them a total of 88,751 shares of our common stock, restricted in accordance with Rule 144.   As of September 30, 2011, the amount due under the notes payable totaled $302,737 including accrued interest of $46,158.

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

As of September 30, 2011, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

NOTE 3 – OTHER DEBT

Included in the Company's September 30, 2011 and December 31, 2010 balance sheets is approximately $41,716 of debt that was reflected in the balance sheet upon the Company's reverse merger transaction with Lee Graphics that was consummated in October 2004. The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the liability.  If no evidence of such liability is found then the Company may write off the liability in the future.

NOTE 4 – EQUITY

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach.  As of September 30, 2011, we owed Beach approximately $75,589.75 for past services they provided to us. We expect to issue the shares during the three months ended December 31, 2011. The balance owed has been classified as an addition to common shares issuable within our stockholders’ deficit section of our condensed consolidated balance sheet at September 30, 2011.

Warrants Outstanding

A summary of warrant activity and changes for the nine months ended September 30, 2011 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2010	212,663	$1.29	3.5
Granted	-	-	-
Expired	(7,397)	$9.17	-
Outstanding and exercisable at September 30, 2011	205,266	$1.29	2.9

Additional information regarding warrants outstanding as of September 30, 2011 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at September 30, 2011
$.50	200,000	3.5	200,000	-
$31.24	5,266	0.7	4,432	-
$.50 - $ 42.90	205,266	3.5	204,432	-

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

Executive Overview

Since 2009, we have been relatively inactive, after deciding to wind up the business of our subsidiary, New Era.  Up until 2009, through our operating subsidiary, New Era, we developed and distributed wall art to the $12.5 billion U.S. mass wall art market.  From inception through 2004, we focused our activity on developing and refining our patent-pending and proprietary technology with only modest, non-strategic, sales and revenue.

Results of Operations

Three months ended September 30, 2011 and 2010

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the three months ended September 30, 2011 and 2010.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $2,145 and $8,702 for the three months ended September 30, 2011 and 2010, respectively.

Other income (expense).    Other income (expense) principally consists of interest expense.  We had other expenses of $4,001 and $31,535 for the three months ended September 30, 2011 and 2010, respectively.  The decrease in other expenses of $27,534 is primarily related to non-cash financing costs of $28,210 associated with 217,001 shares of common stock we issued during the three months ended September 30, 2010.  No similar activity occurred during the three months ended September 30, 2011.

Net Loss.  We had a net loss of $6,146 for the three months ended September 30, 2011, compared to $40,237 for the three months ended September 30, 2010.  The decrease in our net loss is primarily a result of the decrease in our other expense related to the issuance of shares of common stock in the three months ended September 30, 2011 as compared to the corresponding period in 2010.

Nine months ended September 30, 2011 and 2010

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the nine months ended September 30, 2011 and 2010.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $9,710 and $31,590 for the nine months ended September 30, 2011 and 2010, respectively.

Other income (expense).    Other income (expense) principally consists of interest expense.  We had other expenses of $41,714 and $102,985 for both the nine months ended September 30, 2011 and 2010, respectively.  The interest expense is primarily related to non-cash financing costs associated with shares of common stock issued during the nine months ended September 30, 2011 and 2010 amounting to $31,064 and $93,010, respectively.

Net Loss.  We had a net loss of $51,424 for the nine months ended September 30, 2011, compared to $134,575 for the nine months ended June 30, 2010.  The decrease in our net loss is primarily a result of the decrease in our other expense related to the issuance of shares of common stock in the nine months ended September 30, 2011 as compared to the corresponding period in 2010.

Liquidity and Capital Resources

Working capital as of September 30, 2011 was negative $495,648 as compared to negative working capital of $550,877 as of December 31, 2010.  The cash balance at September 30, 2011 was $2,131 compared to $1,455 at December 31, 2010.

Net cash used in operating activities was $22,002 for the nine months ended September 30, 2011, as compared to $37,438 for the nine months ended September 30, 2010.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by investing activities was $0 for the nine months ended September 30, 2011 and 2010.

Net cash provided by financing activities was $22,678 and $37,850 for the nine months ended September 30, 2011 and 2010, respectively.   Net cash provided by financing activities during 2011 and 2010 was related to proceeds received from the issuance of convertible notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,499,843 and $6,448,419 at September 30, 2011 and December 31, 2010, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2010 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently have any instruments that are sensitive to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.   While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2011, we entered into an 12th amendment to that certain loan agreement with our two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 12th amendment, in July 2011, we issued those two shareholders a total of 32,101 shares of our common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $6,722.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and investors were sophisticated investors and familiar with our operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There is no information required to be reported under this Item.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

There is no information required to be reported under this Item.

ITEM 6. EXHIBITS

No. Description

31.1	Chief Executive Officer and Chief Financial Officer Certification

32.1	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

By:	/s/ James R. Simpson	Date: November 14, 2011
James R. Simpson
Chief Executive Officer, Secretary Principal Financial Officer and Director