Form 10-K
period 2011-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2012-04-13
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 10, 2012 was approximately $275,000.

The number of shares outstanding of the registrant’s common stock as of March 31, 2012 was 2,971,954, including a total of 1,703,586 shares issuable under contractual commitments.

Documents incorporated by reference:  See Item 15.

FORM 10-K
For the Year Ended December 31, 2011

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

We had 545,455 shares of common stock issued and outstanding as of June 26, 2006 as a result of the retirement of 227,273 shares of common stock held by VIP WorldNet, Inc., which resulted in a reduction of our issued and outstanding common stock, and the subsequent issuance of the 490,909 shares of our common stock to the former shareholders of New Era in connection with the share exchange.  As a consequence of the retirement of our common stock and the issuance of shares in the share exchange, the former shareholders of New Era held approximately 90% of our issued and outstanding common stock.  The share exchange is deemed to be a recapitalization for accounting purposes.  We believe the share exchange agreement and the transactions contemplated under that agreement qualified as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code.

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

Patents and Intellectual Property

We were prosecuting Application No. PCT/US2005/028501 filed with the U.S. Patent and Trademark Office on February 8, 2007 (“Application).  The Application describes and claims the mechanical deposit of ink to emulate hand painted original works of art.  This application claims priority to U.S. Provisional Patent Application Serial No. 60/600,192 filed on August 10, 2004.  The applications cover the process and technology used to mechanically deposit ink in a way that emulates hand-applied brushstrokes and other artistic techniques.

Given our limited resources, we do not intend to continue prosecuting the Application.

Employees

We currently have one part-time employee.  We believe that our employee relations are good.  We intend to continue to conduct business primarily using our employees and consultants.  However, some consultants may become employees in the future. We have no union employees.

Change of Control Transaction

On December 30, 2011, the holders of that certain (i) Silvergraph International, Inc. Convertible Promissory Note dated January 25, 2008, in the original principal amount of One Hundred Fifteen Thousand Dollars ($115,000.00) and identified as No. PN-39, as amended by a series of thirteen (13) amendments dated from November, 2008 through November 10, 2011, (ii) Silvergraph International, Inc. Convertible Promissory Note dated February 1, 2008, in the original principal amount of Fifty Thousand Dollars ($50,000.00) and identified as No. PN-40, and (iii) a promissory note in the original principal amount of Twenty Five Thousand Dollars ($25,000.00) and issued to the Robert J. Neborsky, M.D., Inc. Retirement Trust (collectively, the “Notes”), sold their interest in the Notes to five (5) buyers for aggregate consideration of Two Hundred Forty Thousand Dollars ($240,000.00). The sellers were Antaeus Capital Partners, LLC, Robert Neborsky, and Thomas G. Schuster, as follows:

Seller:	Principal:	Interest:	Total:
Antaeus	$190,679.00	$40,968.00	$231,647.00
Schuster	$82,743.00	$17,793.00	$100,536.00
Neborsky	$25,000.00	$6,888.00	$31,888.00
Total	$298,422.00	$65,649.00	$364,071.00

The purchasers were Matthew Balk, Jason Adelman, Chad Willis, MKM Opportunity Master Fund, Ltd., and the Robert J. Neborsky and Sandra S. Neborsky Living Trust, each paying an equal Forty Eight Thousand Dollars ($48,000.00).

The Notes are, by their terms, convertible into our common stock at a conversion price that is the lower of (i) $0.002, or (ii) the conversion price that would cause the majority holder of the Note to own upon conversion the number of shares of our common stock determined to be 59% of the outstanding common stock on a fully-diluted basis.  As of December 30, 2011, the Notes are therefore convertible into a maximum of 182,035,500 shares of our common stock, which would represent over 98% of the then-issued and outstanding shares of our common stock.  As a result we characterize this transaction as a change of control transaction.

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

We have a history of losses, nominal historical operating results, and currently do not have any operations.

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through December 31, 2011, incurred an accumulated deficit of $6,521,080.   As we are winding down New Era, we were not engaged in active business operations in 2011 and 2010.  It is unlikely we will generate positive cash flow in the future as a stand-alone company, although we may decide to re-start operations when business conditions, in our opinion, improve.

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

Our Board of Directors has entered into loan transactions with certain persons who are now principal shareholders pursuant to amendments to the original loan transaction.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Convertible Promissory Notes).  Our Board of Directors has not made a determination as to whether these related-party transactions were made on terms no less favorable than terms we could have obtained from unaffiliated third parties.  Our Board of Directors has adopted a policy that any future transactions between us and our officers, directors or principal stockholders will require the approval of a majority of the disinterested directors and will be on terms no less favorable than we could obtain from an unaffiliated third party.

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

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  The penny stock rules, which initially govern our securities, impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual incomes for the last two years and anticipated incomes for this year exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  A broker-dealer must provide to a customer orally or in writing the bid and offer quotations, and the broker-dealer and salesperson compensation information prior to effecting the transaction.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Our common stock currently trades on a limited basis on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently very thin and highly volatile. There can be no assurances that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “SVGP.”  The common stock is highly illiquid with only sporadic trading, at a current price of $0.40 per share.   We do not have access to historical prices of the stock for 2011 and 2010, but between March 2010 and February 2012 there were very few trades of our common stock on the OTC Bulletin Board.

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

Holders

As of March 31, 2012, there were approximately 150 shareholders of record holding 2,970,954 shares of common stock, including 1,703,586 shares issuable under contractual commitments. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2011.   This chart also includes individual compensation agreements.

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

Recent Sales of Unregistered Securities

In February, 2008, we entered into a loan transaction with certain accredited investors.  Subsequently, we entered into multiple amendments.  During the twelve months ended December 31, 2011,  we entered into an 11th amendment to the loan agreements with our two largest shareholders on April 11, 2011, Antaeus Capital Partners, Inc. and Thomas G. Schuster, under which we received an additional $17,986 in exchange for our agreement to issue the two of them a total of 88,751 shares of our common stock, restricted in accordance with Rule 144, and on July 27, 2011, we entered into a 12th amendment to the loan agreement under which we issued those two shareholders a total of 32,101 shares of our common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $6,722.

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach.  As of June 30, 2011, we owed Beach approximately $75,589.75 for past services they provided to us.  We plan to issue these shares during the quarter ended March 31, 2012.

For the transactions described above, we relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	Years ended December 31
SUMMARY OF BALANCE SHEET	2011	2010
Cash and cash equivalents	$4,581	$1,455
Total current assets	4,581	1,455
Total assets	4,581	1,455
Total current liabilities	457,066	552,332
Total liabilities	457,066	552,332
Accumulated deficit	(6,521,080)	(6,448,419)
Total stockholders’ deficit	$(452,485)	$(550,877)

SUMMARY OF OPERATING RESULTS
Revenues, net	$-	$-
Cost of sales	-	-
Gross profit (loss)	-	-
Total operating expenses	12,547	34,661
Operating loss	(12,547)	(34,661)
Other expenses, net	60,114	106,310
Net loss	$(72,661)	$(140,971)
Net loss per share	$(0.03)	$(0.06)

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

In 2009 and 2010, after deciding to wind down the business of New Era, we were largely inactive except for efforts to sell assets and to seek a possible business combination.

In 2011 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued existence.

Liquidity and Capital Resources

We derived our primary source of funds during the twelve months ended December 31, 2011 from the sale of additional equity and debt securities.  Working capital as of December 31, 2011 was negative $452,485 as compared to negative working capital of $550,887 as of December 31, 2010.  The cash balance at December 31, 2011 was $4,581 compared to $1,455 at December 31, 2010.

Net cash used in operating activities was $24,839 for the twelve months ended December 31, 2011, as compared to $40,509 for the twelve months ended December 31, 2010.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $27,965 during the twelve months ended December 31, 2011, as compared to net cash provided by financing activities of $37,850 for the twelve months ended December 31, 2010.  Net cash provided by financing activities during 2011 was principally related to the issuance or modification of convertible promissory notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,521,080 at December 31, 2011.  Additionally, as of December 31, 2011, we had cash and cash equivalents of $4,581.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

On April 11, 2011, we entered into an 11th amendment to that certain loan agreement with our two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 11th amendment, those two shareholders loaned us an additional $17,986 in exchange for our agreement to issue the two of them a total of 88,751 shares of our common stock, restricted in accordance with Rule 144.   On July 27, 2011, we entered into an 12th amendment to the loan agreement with our two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 12th amendment, in July 2011, we issued those two shareholders a total of 32,101 shares of our common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $6,722.  On December 20, 2011, we entered into an 13th amendment to the loan agreement with our two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 13th amendment, in November 2011, we issued those two shareholders a total of 25,501 shares of our common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $5,100.  As of December 31, 2011, the amount due under the notes payable totaled $302,737 including accrued interest of $46,157.

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

As part of the 8th, 9th, 10th, 11th, 12th and 13th amendments  valued at $6,375, the Company agreed to issue to the Holders, pro rata, a total of 903,354 shares of Common Stock of the Company valued at $29,700, $35,100, $28,210, $31,063, and $8,025, respectively. The Company valued the shares based on the stock price at date of amended agreement and recorded the issuance of the shares as additional interest expense.

As of December 31, 2011, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

Results of Operations for Years ended December 31, 2011 and 2010

Revenues.    We had no revenues during the years ended December 31, 2011 and 2010.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.

Gross profit.     We had no revenues and therefore no costs of revenues for the years December 31, 2011 and 2010, respectively.

Operating expenses.    Operating expenses consist mainly of legal and accounting expenses.  Operating expenses decreased by $22,114 to $12,547 for the year ended December 31, 2011 versus $34,661 for the year ended December 31, 2010.  The decrease in operating expenses was principally due to additional cost cutting measures enacted by us during 2011.

Other expense.  Other expense principally consists of interest and financing expense related to outstanding debt and shares issuances.   We had interest expense of $60,114 for the year ended December 31, 2011, compared to interest expense of $106,310 for the year ended December 31, 2010.  The change in balance or decrease in interest expense of $46,196 related primarily to non-cash financing costs of $93,010 associated with 757,000 shares of common stock issued for the year ended December 31, 2010 as compared to non-cash financing cost of $45,463 associated with 146,354 shares of common stock issuable for the year ended December 31, 2011

Net Loss.  Our net loss for the year ended December 31, 2011 was $72,661 compared to $140,971 for the year ended December 31, 2010.  The difference was attributable to the aforementioned lack of revenue and decrease in interest expense.

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

A critical accounting policy is one that is both material to the presentation of our combined financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

• we have to make assumptions about matters that are highly uncertain at the time of the estimate; and
• different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange act of 1934 Rules 13a-15(f), for the period ended December 31, 2011.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

For the year ended December 31, 2011, management has relied on the framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include, and is not required to include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

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

Name	Age	Position	Term of Director
James R. Simpson	42	Chief Executive Officer, Chief Financial Officer, Secretary and Director	From June 2006 until our next annual meeting.

Michael S. Abrams	41	Director	From December 2011 until our next annual meeting.

Set forth below is certain biographical information regarding each of our executive officers and directors:

James R. Simpson became the chief executive officer, secretary and a director of Silvergraph International in June 2006.  Mr. Simpson has also served as the chief executive officer and a director of New Era since its inception in June 2006.  As one of the founding members of Silvergraph LLC, Mr. Simpson formulated our strategic direction, namely gallery quality prints at decor prices.  Prior to founding Silvergraph LLC, where his wholly-owned entity served as one of the Silvergraph LLC managers from April 2005 until Silvergraph LLC’s merger into New Era, Mr. Simpson was a founding member of Brown Simpson Asset Management, LLC, a $450 million New York based private equity investment organization.  During his 6-year tenure through 2001, he was responsible for over $250 million in private investment in domestic technology companies.  From 1999 to 2001, Mr. Simpson served as a director of Pointconnect, Inc., a technology services company targeting the financial services industry.  Mr. Simpson has over 12 years of investment banking, private equity, legal and senior corporate management experience.  Mr. Simpson received a B.A. from the University of Colorado, Boulder and a J.D. from California Western School of Law in San Diego, California where he served as managing director of the law review.

Michael S. Abrams was appointed to our Board of Directors on December 30, 2011 in connection with the change of control transaction that occurred that day.  He has extensive experience as a finance professional and has served as a senior-level advisor to numerous public companies during his career.  Mr. Abrams is currently a Managing Director of Burnham Hill Advisors LLC, a New York-based investment and merchant banking firm he joined in August of 2003.  He is also the Interim Chief Financial Officer of Bond Laboratories, Inc., a public company subject to the reporting requirements of the Securities Exchange Act of 1934.  Mr. Abrams holds a Master of Business Administration with Honors from the Booth School of Business at the University of Chicago.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
James R. Simpson	0	0	0
Michael S. Abrams	0	0	0

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2011, 2010, and 2009 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

James R. Simpson	2011	-	-	-	-	-	-	-	-
CEO, CFO, and Sec	2010	-	-	-	-	-	-	-	-

	2009	-	-	-	-	-	-	-	-

Employment Contracts

We currently do not have written employment agreements with our executive officers.  On April 11, 2008, William W. Lee and James R. Simpson terminated their employment agreements with New Era.  The Termination Agreement provided that each executive’s unpaid salary as of the date of the agreement would remain an outstanding obligation on the books and records of the Company until the salary was paid or Silvergraph merged with a separate company unaffiliated with any of the executives.   In the case of a merger each executive’s unpaid salary would be converted into common stock at $5.28 per share.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  The following table sets forth director compensation as of for 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James R. Simpson	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael S. Abrams	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James R. Simpson	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth as of March 31, 2012, the name and the number of shares of our common stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially more than 5% of the 2,913,352 common shares which includes the 1,267,368 issued and outstanding shares of our common stock and the 1,645,984 common shares issuable, and the name and shareholdings of each director and of all officers and directors as a group.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class (1)

Common	Matthew Balk 229 West 60th Street New York, NY 10023	36,420,289 (2)	19.9% (2)

Common	Jason Adelman 900 Park Avenue, Apt. 15A New York, NY 10021	36,418,350 (2)	19.9% (2)

Common	Chad Willis P.O. Box 192477 Dallas, TX 75219	36,407,100 (2)	19.9% (2)

Common	MKM Opportunity Master Fund, Ltd. 644 Broadway, 4th Floor New York, NY 10012	36,407,100 (2)	19.9% (2)

Common	Robert J. Neborsky and Sandra S. Neborsky Living Trust 317 14th Street Del Mar, CA 92014	36,481,292 (2)	19.9% (2)

Common	Antaeus Capital Partners, LLC 1875 Century Park East, Ste. 1460 Los Angeles, CA 90067	1,219,500	41.0%

Common	Ideal Growth LLC 2855 Cottonwood Pkwy #340 Salt Lake City, UT 84121	200,000	6.9%

Common	Thomas G. Schuster 1421 W. Westport Circle Mequon, WI 53092	536,547	18.1%

MANAGEMENT
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class (1)

Common	James R. Simpson* (3)	125,158	4.3%

Common	Michael S. Abrams* 64 Ramshead Road Raynham, MA 02767	0	0%

Common	Total Officers and Directors As a Group ( 2 persons)	125,158	9.8%

(*) Officer and/or director.  22541 Parkfield, Mission Viejo, CA

(1)
Based on 2,913,352 shares outstanding as of March 31, 2012.  Except as set forth in these footnotes, shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)
Includes 36,407,100 shares of common stock underlying $72,814 (as of 12/30/2011) convertible promissory note, convertible at any time into our common stock at a conversion price that is the lower of (i) $0.002, or (ii) the conversion price that would cause the majority holder of promissory notes similar to the listed holder’s promissory note to own upon conversion the number of shares of our common stock determined to be 59% of the outstanding common stock on a fully-diluted basis.  As a result, as of December 30, 2011, this holder’s convertible promissory note was convertible into 36,407,100 shares of our common stock.  Due to the conversion terms of these notes being based on a conversion by a majority of the noteholders, the percent of class is calculated as if all noteholders converted simultaneously.

(3)
As the sole member of Hock-Simpson, James R. Simpson has the sole voting and investment power of the shares of common stock held by Hock-Simpson.  Thus, Mr. Simpson is deemed to be the beneficial owner of the 122,728 shares of common stock held by Hock-Simpson.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

In February, 2008, we entered into a loan transaction with certain accredited investors.  Subsequently, we have entered into multiple amendments with such investors with the result that such investors are now principal shareholders of the Company.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation -– Convertible Promissory Notes).

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Silvergraph’s annual financial statement and review of financial statements included in our periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $10,579 for fiscal year ended 2011 and $12,509 for fiscal year ended 2010.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2011 and 2010.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2011 and 2010.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the independent registered public accounting firm, other than the services reported above.

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors evaluates and approves, in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1(i)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1(i) to Form 10-SB filed on July 6, 2000)

3.1(ii)	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on June 23, 2006)

3.1(iii)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 24, 2009)

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to Form 10-SB filed on July 6, 2000)

10.1	Form of Conversion Agreement, dated January 18, 2008 (Incorporated by reference to Exhibit 10.1 to Form 10-K filed on April 15, 2008)

10.2	Subscription Agreement between Silvergraph and Subscribers, dated January 25, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 7, 2008)

10.3	Form of Convertible Promissory Notes between Silvergraph and Holders, dated February 1, 2008 (Incorporated by reference to Exhibit 10.3 to Form 10-K filed on April 15, 2008)

10.4	Consulting Agreement between Silvergraph and Mirador Consulting, Inc., effective February 6, 2008 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 15, 2008)

10.5	1stAmendment to the 7% Notes Due May 31, 2008 between Silvergraph and Holders, dated April 4, 2008 (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on April 15, 2008)

10.6	Termination Agreement between Silvergraph, New Era and Executives, dated April 11, 2008 (Incorporated by reference to Exhibit 10.6 to Form 10-K filed on April 15, 2008)

10.7	2ndAmendment to the 7% Notes between Silvergraph and Holders, dated June 30, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 7, 2008)

10.8	3rdAmendment to the 7% Notes between Silvergraph and Holders, dated August 31, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed September 4, 2008)

10.9	Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective October 31, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 17, 2008)

10.10	Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective December 29, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008)

10.11	8th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective March 10, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 15, 2010)

10.12	9th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective May 10, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 15, 2010)

10.13	10th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective July 21, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on April 15, 2010)

10.14*	11th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective April 11, 2011

10.15*	12th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective July 27, 2011

10.16*	13th Amendment to Loan Transaction Agreement between Silvergraph and Holders, effective December 20, 2011

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 8-K filed on June 26, 2006)

21	Subsidiaries of Silvergraph (Incorporated by reference to Exhibit 21 to Form 10-K filed on June 12, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer* *

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date: April 10, 2012	/s/ James R. Simpson
James R. Simpson, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10, 2012	/s/ James R. Simpson
James R. Simpson, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Silvergraph International, Inc.

We have audited the consolidated balance sheets of Silvergraph International, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silvergraph International, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Weinberg & Company, P.A.
Los Angeles, California
April 13, 2012

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$4,581	$1,455

Total assets	$4,581	$1,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,326	$185,803
Accrued expenses	-	5,404
Accrued compensation	-	50,000
Convertible promissory notes	312,024	269,409
Other debt	41,716	41,716
Total current liabilities	457,066	552,332

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	5,838,785	5,788,785
Common shares issuable (1,703,586 and 1,481,633 shares, respectively)	228,543	107,490
Accumulated deficit	(6,521,080)	(6,448,419)
Total stockholders' deficit	(452,485)	(550,877)

Total liabilities and stockholders’ deficit	$4,581	$1,455

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010

Revenues	$-	$-
Cost of sales	-	-
Gross profit (loss)	-	-
Operating expenses	12,547	34,661
Operating loss	(12,547)	(34,661)
Interest expense - net	60,114	106,310
Net loss	$(72,661)	$(140,971)

Net loss per share, basic and fully diluted	$(0.03)	$(0.06)
Weighted average shares outstanding, basic and fully diluted	2,886,841	2,379,123

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2009	1,067,368	$1,067	$5,755,430	$24,480	$(6,307,448)	$(526,471)
Shares issued in private placement	200,000	200	9,800	(10,000)	-	-
Shares issued related to financing				93,010	-	93,010
Capital contribution, related party			23,555			23,555
Net loss	-	-			(140,971)	(140,971)
Balance, December 31, 2010	1,267,368	$1,267	$5,788,785	$107,490	$(6,448,419)	$(550,877)
Fair value of shares issuable related to financing				45,463		45,463
Common shares issued for accounts payable balance				75,590		75,590
Capital contribution, related party			50,000			50,000
Net loss					(72,661)	(72,661)
Balance, December 31, 2011	1,267,368	$1,267	$5,838,785	$228,543	$(6,521,080)	$(452,485)

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

Operating activities:
Net loss	$(72,661)	$(140,971)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	14,650	13,300
Fair value of shares issuable related to financing	45,463	93,010
Changes in assets and liabilities:
Accounts payable and accrued expenses	(12,291)	(5,848)
Net cash used in operating activities	(24,839)	(40,509)

Financing activities:
Proceeds from issuance of convertible notes	27,965	37,850
Net cash provided by financing activities	27,965	37,850

Change in cash and cash equivalents	3,126	(2,659)
Cash and cash equivalents, beginning of period	1,455	4,114
Cash and cash equivalents, end of period	$4,581	$1,455

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Increase in common shares issuable	$121,053	$83,010
Forgiveness of shareholder loan and accrued compensation	$50,000	$23,555

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. (“We” or "Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products.  In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which caused us in 2008 to evaluate various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  We also raised $218,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.   In 2011 and beyond, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries and we are actively winding down New Era.  We continue to take steps to lower our operating costs and continue to sell New Era assets to pay down New Era debts and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,521,080, and a working capital and stockholders’ deficiency of $452,485 at December 31, 2011.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the twelve months ended December 31, 2011 and 2010, basic and diluted loss per share are the same.  At December 31, 2011 and 2010, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 205,266 and 212,663 common shares respectively.

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

As of December 31, 2011, the Company’s financial assets subject to measurement included only Level 1 items of cash and short term investments.  The fair value of these financial assets was equal to their recorded value. There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 2 or 3 financial assets during the year ended December 31, 2011.

Effect of Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no effect on the Company’s results of operations, financial condition or liquidity.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

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

On April 11, 2011, the Company entered into an 11th amendment to that certain loan agreement with the Company’s two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 11th amendment, those two shareholders loaned the Company an additional $17,986 in exchange for its agreement to issue the two of them a total of 88,751 shares of the Company’ common stock, restricted in accordance with Rule 144.   On July 27, 2011, the Company entered into a 12th amendment to the loan agreement with its two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 12th amendment, in July 2011, the Company issued those two shareholders a total of 32,101 shares of its common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $6,722.  On December 20, 2011, the Company entered into an 13th amendment to the loan agreement with its two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster.  Under the 13th amendment, in November 2011, the Company issued those two shareholders a total of 25,501 shares of its common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $5,100.  As of December 31, 2011, the amount due under the notes payable totaled $312,024 including accrued interest of $50,157.

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

As part of the 8th, 9th, 10th, 11th, 12th and 13th amendments  valued at $6,375, the Company agreed to issue to the Holders, pro rata, a total of 903,354 shares of Common Stock of the Company valued at $29,700, $35,100, $28,210, $31,063, and $8,025, respectively. The Company valued the shares based on the stock price at date of amended agreement and recorded the issuance of the shares as additional interest expense.

As of December 31, 2011, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

NOTE 3 – OTHER DEBT

Included in the Company's December 31, 2011 and 2010 balance sheets is approximately $41,716 of debt that was reflected in the balance sheet upon the company's reverse merger transaction with Lee Graphics that was consummated in October 2004. The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the liability.  If no evidence of such liability is found then the Company may write off the liability in the future.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2007, the Company received a total of $31,555 of advances from shareholders.  This amount was due upon demand from such shareholders, and bore interest at a rate of ten percent (10%) per annum.  The shareholders agreed to forgive the outstanding balance at December 31, 2010 at which time the Company removed the liability balance.  Due to the related party nature of the transaction, the Company accounted for the $23,555 reduction in due to shareholder as a capital contribution for the year ended December 31, 2010.  The balances of such advances were $0 and $23,555 at December 31, 2010 and 2009, respectively.

During 2008, the Company accrued $50,000 compensation due to its CEO and President.  In 2011, the CEO and President agreed to forgive the $50,000 at which time the Company removed the liability balance.  Due to the related party nature of the transaction, the Company accounted for the $50,000 reduction in accrued compensation as a capital contribution for the year ended December 31, 2011.  The balances of such advances were $0 and $50,000 at December 31, 2011 and 2010, respectively.

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

           On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach.  As of December 31, 2011, we owed Beach approximately $75,589.75 for past services they provided to us. We expect to issue the shares during the three months ended March 31, 2012. The balance owed has been classified as an addition to common shares issuable within our stockholders’ deficit section of our condensed consolidated balance sheet at December 31, 2011.

Warrants Outstanding

A summary of warrant activity and changes for the year ended December 31, 2011 and 2010 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2009	212,663	$1.29	4.8
Granted
Expired
Outstanding at December 31, 2010	212,663	$1.29	3.8
Granted	-	-	-
Expired	(7,397)	$9.17	-
Outstanding and exercisable at December 31, 2011	205,266	$1.29	2.8

Additional information regarding warrants outstanding as of December 31, 2011 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2011
$.50	200,000	3.0	200,000	-
$31.24	5,266	0.3	4,432	-
$.50 - $ 31.24	205,266	2.8	204,432	-

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the year ended December 31, 2011 and 2010 as a result of the availability of net operating loss carryforwards.  As of December 31, 2011, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 31, 2011.

As of December 31, 2011, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as December 31, 2011 and 2010, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.