Form 10-Q
period 2012-03-31
SILVERGRAPH INTERNATIONAL INC
filed 2012-05-21
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2012 was 2,970,954, including a total of 1,703,586 shares issuable under contractual commitments.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

1.	Financial Statements:
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	14
4.	Controls and Procedures	15

	PART II. OTHER INFORMATION

1.	Legal Proceedings	16
1A.	Risk Factors	16
2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
3.	Defaults Upon Senior Securities	16
4.	Mine Safety Disclosures14	16
5.	Other Information	16
6.	Exhibits	17
	Signatures

 SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,014	$4,581

Total assets	$14,014	$4,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$104,826	$103,326
Convertible promissory notes	317,565	312,024
Promissory note	13,000	-
Other debt	41,716	41,716
Total current liabilities	477,107	457,066

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	5,838,785	5,838,785
Common shares issuable (1,703,586 and 1,703,586 shares, respectively)	228,543	228,543
Accumulated deficit	(6,531,688)	(6,521,080)
Total stockholders' deficit	(463,093)	(452,485)

Total liabilities and stockholders’ deficit	$14,014	$4,581

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)	(Unaudited)
Revenues	$-	$-
Cost of sales	-	-
Gross profit (loss)	-	-
Operating expenses	6,608	409
Operating loss	(6,608)	(409)
Interest expense - net	(4,000)	(3,325)
Net loss	$(10,608)	$(3,734)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and fully diluted	2,970,954	2,749,001

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2011	1,267,368	$1,267	$5,838,785	$228,543	$(6,521,080)	$(452,485)
Fair value of shares issuable related to financing	--	--	--		--
Net loss	--	--	--	--	(10,608)	(10,608)
Balance, March 31, 2012	1,267,368	$1,267	$5,838,785	$228,543	$(6,531,688)	$(463,093)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(10,608)	$(3,734)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	4,000	3,325
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,500
Net cash used in operating activities	(5,108)	(409)

Financing activities:
Proceeds from issuance of convertible notes	1,541	-
Proceeds from issuance of promissory notes	13,000	-
Net cash provided by financing activities	14,541	-

Change in cash and cash equivalents	9,433	(409)
Cash and cash equivalents, beginning of period	4,581	1,455
Cash and cash equivalents, end of period	$14,014	$1,046

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Increase (Decrease) in common shares issuable	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at March 31, 2012, the consolidated results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011, respectively. Comprehensive income is equivalent to net income for the three months ended March 31, 2012 and 2011, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2012.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,531,688, and a working capital and stockholders’ deficiency of $463,093 at March 31, 2012.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As the Company had a loss in the three months ended March 31, 2012 and 2011, respectively, basic and diluted loss per share are the same.  At March 31, 2012 and 2011, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 200,000 and 212,663 common shares, respectively.

Recently Issued Accounting Guidance:

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, and an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the effects adoption of ASU 2011-08 may have on its goodwill impairment testing.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

On April 11, 2011, the Company entered into an 11th amendment to that certain loan agreement with the Company’s two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster. Under the 11th amendment, those two shareholders loaned the Company an additional $17,986 in exchange for its agreement to issue the two of them a total of 88,751 shares of the Company’ common stock, restricted in accordance with Rule 144. On July 27, 2011, the Company entered into a 12th amendment to the loan agreement with its two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster. Under the 12th amendment, in July 2011, the Company issued those two shareholders a total of 32,101 shares of its common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $6,722. On December 20, 2011, the Company entered into a 13th amendment to the loan agreement with its two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster. Under the 13th amendment, in November 2011, the Company issued those two shareholders a total of 25,501 shares of its common stock, restricted in accordance with Rule 144, in exchange for a loan in the amount of $5,100. As of March 31, 2012, the amount due under the notes payable totaled $317,565 including accrued interest of $54,157.

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

As of March 31, 2012, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued an up to $50,000 unsecured Promissory Note (the “Note”) to private investors (“Investors”) for which it had received $13,000 as of March 31, 2012.  An additional $11,000 was received in April 2012.  The Note is due on April 26, 2014 and has an interest rate of 8% per annum where interest accrues and is payable in cash upon maturity.  As of March 31, 2012, total balance outstanding to Investors is $13,000.

NOTE 4 – OTHER DEBT

Included in both the Company's March 31, 2012 and December 31, 2011 balance sheets is approximately $41,716 of debt that was reflected in the balance sheet upon the Company's reverse merger transaction with Lee Graphics that was consummated in October 2004. The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the liability.  If no evidence of such liability is found then the Company may write off the liability in the future.

NOTE 5 – EQUITY

Common shares issuable

On April 1, 2011, the Company entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which the Company agreed to issue Beach 75,600 shares of common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts owed to Beach which was approximately $75,590 for past services they provided.  The Company expects to issue the shares during the three months ending June 30, 2012.  The balance owed has been classified as an addition to common shares issuable within the stockholders’ deficit section of the condensed consolidated balance sheet at March 31, 2012 and December 31, 2011.

Warrants Outstanding

A summary of warrant activity and changes for the three months ended March 31, 2012 is presented below:
Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2011	205,266	$1.29	2.7
Granted	-	-	-
Expired	(5,266)	31.24	-
Outstanding and exercisable at March 31, 2012	200,000	$.50	2.8

Additional information regarding warrants outstanding as of March 31, 2012 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at March 31, 2012
$.50	200,000	2.8	200,000	-
$.50	200,000	2.8	200,000	-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Results of Operations

Three months ended March 31, 2012 and 2011

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the three months ended March 31, 2012 and 2011.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $6,608 and $409 for the three months ended March 31, 2012 and 2011, respectively.

Other expense.    Other expense principally consists of interest expense.  We had other expenses of $4,000 and $3,325 for the three months ended March 31, 2012 and 2011, respectively.  The slight increase in in other expenses of $675 is primarily related to the increase in debt outstanding.

Net Loss.  We had a net loss of $10,608 for the three months ended March 31, 2012, compared to $3,734 for the three months ended March 31, 2011.  The increase in our net loss is primarily a result of the increase in our legal and accounting expense in the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Liquidity and Capital Resources

Working capital as of March 31, 2012 was negative $463,093 as compared to negative working capital of $452,485 as of December 31, 2011.  The cash balance at March 31, 2012 was $14,014 compared to $4,581 at December 31, 2011.

Net cash used in operating activities was $5,108 for the three months ended March 31, 2012, as compared to $409 for the three months ended March 31, 2011.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $14,541 for the three months ended March 31, 2012 as compared to $0 for the three months ended March 31, 2011.   Net cash provided by financing activities during 2012 was related to proceeds received from the issuance of both convertible notes and a promissory note.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,531,688 and $6,521,080 at March 31, 2012 and December 31, 2011, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no instruments that are sensitive to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.   While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

ITEM 4.  MINING SAFETY DISCLOSURES

There is no information required to be reported under this Item.

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

SILVERGRAPH INTERNATIONAL, INC.

By:	/s/ James R. Simpson
	James R. Simpson	Date: May 21, 2012
Chief Executive Officer, Secretary
Principal Financial Officer and Director