Form 10-Q
period 2012-06-30
SILVERGRAPH INTERNATIONAL INC
filed 2012-08-14
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-30951

SILVERGRAPH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	67-0695367 (I.R.S. Employer Identification No.)
1875 Century Park East, Ste. 1460 Los Angeles, CA (Address of principal executive offices)	90067-0000 (Zip Code)
(562) 693-3737 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒     No ☐.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 6, 2012, there were 1,267,568 shares of common stock issued and outstanding.

SILVERGRAPH INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1                 Financial Statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,569	$4,581

Total assets	$11,569	$4,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,326	$103,326
Convertible promissory notes	321,565	312,024
Other debt	41,716	41,716
Total current liabilities	466,607	457,066

Promissory note and accrued interest	25,000	-

Total liabilities	491,607	457,066

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,568 shares issued and outstanding	1,267	1,267
Additional paid-in capital	5,838,785	5,838,785
Common shares issuable (1,703,586 and 1,703,586 shares, respectively)	228,543	228,543
Accumulated deficit	(6,548,633)	(6,521,080)
Total stockholders' deficit	(480,038)	(452,485)

Total liabilities and stockholders’ deficit	$11,569	$4,581

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit (loss)	-	-	-	-
Operating expenses	11,945	7,156	18,553	7,565
Operating loss	(11,945)	(7,156)	(18,553)	(7,565)
Interest expense – net	(5,000)	(41,038)	(9,000)	(37,713)
Net loss	$(16,945)	$(48,194)	$(27,553)	$(45,278)
Net loss per share, basic and fully diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Weighted average shares outstanding, basic and fully diluted	2,970,954	2,913,952	2,970,954	2,913,352

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2011	1,267,368	$1,267	$5,838,785	$228,543	$(6,521,080)	$(452,485)
Net loss	--	- --	- --	--	(27,553)	(27,553)
Balance, June 30, 2012	1,267,368	$1,267	$5,838,785	$228,543	$(6,548,633)	$(480,038)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(27,553)	$(45,278)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	9,000	6,650
Non-cash financing costs	-	31,063
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	(6,889)
Net cash used in operating activities	(18,553)	(14,454)

Financing activities:
Proceeds from issuance of convertible notes	1,541	17,986
Proceeds from issuance of promissory notes	24,000	-
Net cash provided by financing activities	25,541	17,986

Change in cash and cash equivalents	6,988	3,532
Cash and cash equivalents, beginning of period	4,581	1,455
Cash and cash equivalents, end of period	$11,569	$4,987

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Increase (Decrease) in common shares issuable	$-	$75,590

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at June 30, 2012, the consolidated results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011, respectively. Comprehensive income is equivalent to net income for the three and six months ended June 30, 2012 and 2011, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2012.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,548,633, and a working capital and stockholders’ deficiency of $480,038 at June 30, 2012.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As the Company had a loss in the three and six months ended June 30, 2012 and 2011, respectively, basic and diluted loss per share are the same.  At June 30, 2012 and 2011, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 200,000 and 212,663 common shares, respectively.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

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

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

On April 11, 2011, the Company entered into an 11th amendment to that certain loan agreement with the Company’s two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster. Under the 11th amendment, those two shareholders loaned the Company an additional $17,986 in exchange for its agreement to issue the two of them a total of 88,751 shares of the Company’ common stock, restricted in accordance with Rule 144. On July 27, 2011, the Company entered into a 12th amendment to the loan agreement with its two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster. Under the 12th amendment, in July 2011, the Company issued those two shareholders a total of 32,101 shares of its common stock, restricted in accordance with Rule 144, in exchange for an loan in the amount of $6,722. On December 20, 2011, the Company entered into an 13th amendment to the loan agreement with its two largest shareholders, Antaeus Capital Partners, Inc. and Thomas G. Schuster. Under the 13th amendment, in November 2011, the Company issued those two shareholders a total of 25,501 shares of its common stock, restricted in accordance with Rule 144, in exchange for a loan in the amount of $5,100. As of June 30, 2012, the amount due under the notes payable totaled $321,565 including accrued interest of $58,157.

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

As of June 30, 2012, and after incorporating the Prior Amendments, the significant terms of the Notes are as follows:

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
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

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

5.             Security: The notes will be secured by all of the assets of New Era Studios, Inc., the Company’s wholly-owned subsidiary, under a security agreement. The Company may not prepay the notes and so long as the notes are outstanding, the Company must obtain written approval from the note holders for certain actions identified in the notes, including, but not limited to, the issuance of debt, acquisition or sale of a material asset and issuance of dividends to common stockholders. The security agreement will be null and void if the notes convert into a majority of the Company’s common stock. In addition, the holders of the Notes have a right of first refusal on all equity financings contemplated by the Company.

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued an up to $50,000 unsecured Promissory Note (the “Note”) to private investors (“Investors”) for which it had received $24,000 as of June 30, 2012.  The Note is due on April 26, 2014 and has an interest rate of 8% per annum where interest accrues and is payable in cash upon maturity.  As of June 30, 2012, the amount due under the promissory note totaled $25,000 including accrued interest of $1,000.

NOTE 4 – OTHER DEBT

Included in both the Company's June 30, 2012 and December 31, 2011 balance sheets is approximately $41,716 of debt that was reflected in the balance sheet upon the company's reverse merger transaction with Lee Graphics that was consummated in October 2004. The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the liability.  If no evidence of such liability is found then the Company may write off the liability in the future.

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 5 – EQUITY

Common shares issuable

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach which was approximately $75,590 for past services they provided to us.  We expect to issue the shares during the three months ending September 30, 2012.  The balance owed has been classified as an addition to common shares issuable within our stockholders’ deficit section of our condensed consolidated balance sheet at June 30, 2012 and December 31, 2011.

Warrants Outstanding

A summary of warrant activity and changes for the six months ended June 30, 2012 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2011	205,266	$1.29	2.4
Granted	-	-	-
Expired	(5,266)	31.24	-
Outstanding and exercisable at June 30, 2012	200,000	$.50	2.4

Additional information regarding warrants outstanding as of June 30, 2012 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at June 30, 2012
$.50	200,000	2.4	200,000	-
$.50	200,000	2.4	200,000	-

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

* * *

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

Executive Overview

Since 2009, we have been relatively inactive, after deciding to wind up the business of our subsidiary, New Era Studios, Inc.  Up until 2009, through our operating subsidiary, New Era, we developed and distributed wall art to the U.S. mass wall art market.  From inception through 2004, we focused our activity on developing and refining our patent-pending and proprietary technology with only modest, non-strategic, sales and revenue.

Results of Operations

Three months ended June 30, 2012 and 2011

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the three months ended June 30, 2012 and 2011.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $11,945 and $7,156 for the three months ended June 30, 2012 and 2011, respectively.

Other expense.    Other expense principally consists of interest expense.  We had other expenses of $5,000 and $41,038 for the three months ended June 30, 2012 and 2011, respectively.  Included in the $41,038 for the three months ended June 30, 2011 is $31,063 of non-cash financing costs associated with shares of common stock issued.

Net Loss.  We had a net loss of $16,945 for the three months ended June 30, 2012, compared to $48,194 for the three months ended June 30, 2011.  The decrease in our net loss is primarily a result of the decrease in our interest expenses offset by an increase in our legal and accounting expenses during the three months ended June 30, 2012 as compared to the corresponding period in 2011.

Six months ended June 30, 2012 and 2011

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the six months ended June 30, 2012 and 2011.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $18,553 and $7,565 for the six months ended June 30, 2012 and 2011, respectively.

Other expense.    Other expense principally consists of interest expense.  We had other expenses of $9,000 and $37,713 for the six months ended June 30, 2012 and 2011, respectively.  Included in the $37,713 for the six months ended June 30, 2011 is $31,063 of non-cash financing costs associated with shares of common stock issued.

Net Loss.  We had a net loss of $27,553 for the six months ended June 30, 2012, compared to $45,278 for the six months ended June 30, 2011.  The decrease in our net loss is primarily a result of a decrease in our interest expenses offset by an increase in our legal and accounting expenses during the six months ended June 30, 2012 as compared to the corresponding period in 2011.

Liquidity and Capital Resources

Working capital as of June 30, 2012 was negative $480,038 as compared to negative working capital of $452,485 as of December 31, 2011.  The cash balance at June 30, 2012 was $11,569 compared to $4,581 at December 31, 2011.

Net cash used in operating activities was $18,553 for the six months ended June 30, 2012, as compared to $14,454 for the six months ended June 30, 2011.  During each period presented, we used net cash principally to fund our net losses, including costs associated with being a fully reporting public company.

Net cash provided by financing activities was $25,541 for the six months ended June 30, 2012 as compared to $17,986 for the six months ended June 30, 2011.   Net cash provided by financing activities during 2012 and 2011 was related to proceeds received from the issuance of both convertible notes and a promissory note.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,548,633 and $6,521,080 at June 30, 2012 and December 31, 2011, respectively. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise. After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock. Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

ITEM 3                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4                 CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.   While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)           Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified no material weaknesses, and have concluded that, as of June 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were effective at the reasonable assurance level.

(c)	Changes in Internal Controls Over Financial Reporting

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

PART II – OTHER INFORMATION

ITEM 1                 LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A              RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any issuances of our securities during the quarter ended June 30, 2012.

ITEM 3                 DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4                 MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5                 OTHER INFORMATION

There is no information required to be reported under this Item.

ITEM 6                 EXHIBITS

(a)           Exhibits

3.1 (1)	Articles of Incorporation of Silvergraph International, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Silvergraph International, Inc.

3.3 (3)	Amended and Restated Articles of Incorporation of Silvergraph International, Inc.

3.4 (1)	Bylaws of Silvergraph International, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document
100.SCH	XBRL Schema Document
100.CAL	XBRL Calculation Linkbase Document
100.DEF	XBRL Definition Linkbase Document
100.LAB	XBRL Labels Linkbase Document
100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10-SB filed July 6, 2000.

(2)	Incorporated by reference from our Current Report on Form 8-K filed June 23, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K filed March 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date: August 10, 2012	By:	/s/ James R. Simpson
James R. Simpson
Chief Executive Officer, Secretary
Principal Financial Officer and Director