Form 10-Q
period 2012-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2012-11-16
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2012, there were 1,267,568 shares of common stock issued and outstanding.

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

ITEM 1 Financial Statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$952	$4,581

Total assets	$952	$4,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,326	$103,326
Convertible promissory notes	341,045	312,024
Other debt	41,716	41,716
Total current liabilities	486,087	457,066

Promissory note and accrued interest	32,000	-

Total liabilities	518,087	457,066

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	5,838,785	5,838,785
Common shares issuable (1,703,586 and 1,703,586 shares, respectively)	228,543	228,543
Accumulated deficit	(6,585,730)	(6,521,080)
Total stockholders' deficit	(517,135)	(452,485)

Total liabilities and stockholders’ deficit	$952	$4,581

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit (loss)	-	-	-	-
Operating expenses	16,617	2,145	35,170	9,710
Operating loss	(16,617)	(2,145)	(35,170)	(9,710)
Interest expense - net	(20,480)	(4,001)	(29,480)	(41,714)
Net loss	$(37,097)	$(6,146)	$(64,650)	$(51,424)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and fully diluted	2,749,001	2,913,352	2,749,001	2,858,568

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2011	1,267,368	$1,267	$5,838,785	$228,543	$(6,521,080)	$(452,485)
Net loss	--	--	--	--	(64,650)	(64,650)
Balance, September 30, 2012	1,267,368	$1,267	$5,838,785	$228,543	$(6,585,730)	$(517,135)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended September 30,
	2012	2011

Operating activities:
Net loss	$(64,650)	$(51,424)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	29,480	10,650
Non-cash financing costs		31,063
Changes in assets and liabilities:
Accounts payable and accrued expenses		(12,291)
Net cash used in operating activities	(35,170)	(22,002)

Financing activities:
Proceeds from issuance of convertible notes	1,541	22,678
Proceeds from issuance of promissory notes	30,000	-
Net cash provided by financing activities	31,541	22,678

Change in cash and cash equivalents	(3,629)	676
Cash and cash equivalents, beginning of period	4,581	1,455
Cash and cash equivalents, end of period	$952	$2,131

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Increase (Decrease) in common shares issuable	$-	$75,590

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at September 30, 2012, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011, respectively. Comprehensive income is equivalent to net income for the three and nine months ended September 30, 2012 and 2011, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2012.

Basis of Consolidation

The consolidated financial statements include the accounts of Silvergraph and our wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,585,730, and a working capital deficiency of $485,135 at September 30, 2012.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As the Company had a loss in the three and nine months ended September 30, 2012 and 2011, respectively, basic and diluted loss per share are the same.  At September 30, 2012 and 2011, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 200,000 and 212,663 common shares, respectively.

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

In September 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2—CONVERTIBLE PROMISSORY NOTES

In February 2008 the Company issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors. The Notes were amended several times between February 2008 and December 20, 2011.  On August 24, 2012, the Notes were consolidated into a new note (the “Consolidated Note”), whereby the Notes were cancelled.  There are five (5) holders of the Consolidated Note.  Each holder of the Consolidated Note holds a Twenty Percent interest in the Consolidated Note.  The total principle of the Consolidated Note is $350,599.53.

As of September 30, 2012, the significant terms of the Consolidated Note are as follows:

1. Payments: The Company will pay all interest due and owing by adding such amounts to the outstanding principal balance of the Consolidated Note, thereby increasing the outstanding principal balance of the Consolidated Note. All the payments-in-kind shall accrue interest as though such amounts were original principal indebtedness. The Company may pay any principal payments in cash prior to maturity.

2. Maturity: The principal and all accrued interest shall be due and payable on or before December 31, 2012.

3. Conversion:  The Holders of the Consolidated Note are entitled, at their individual option, at any time or from time to time, and in whole or in part, acting individually, to convert the outstanding principal amount of the Consolidated Note, or any portion of the principal amount thereof, and any accrued interest, into shares of the common stock of the Company at a conversion price of $0.004 per share.  A Holder may not convert any outstanding amounts due under the Consolidated Note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of the Company common stock owned by a Holder as an individual, or which can be acquired by a Holder upon exercise or conversion of any other instrument, would cause the Holder, as an individual, to own more than four and nine-tenths percent (4.9%) of the Company’s outstanding common stock.  The Consolidated Note also cannot be converted if the number of shares to be issued on conversion, when added to the number of shares then outstanding, will exceed the authorized common stock.

4. Event of Default: In the event of an occurrence of any event of default specified below, the principal and all accrued interest shall become immediately due and payable without notice. The occurrence of any of the following events shall constitute an event of default under this Note:

a. The Company fails to make any payment when due.

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

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued an up to $50,000 unsecured Promissory Note (the “Note”) to private investors (“Investors”) for which it had received $30,000 as of September 30, 2012.  The Note is due on April 26, 2014 and has an interest rate of 8% per annum where interest accrues and is payable in cash upon maturity.  As of September 30, 2012, the amount due under the promissory note totaled $32,000 including accrued interest of $2,000.

NOTE 4 – OTHER DEBT

Included in both the Company's September 30, 2012 and December 31, 2011 balance sheets is approximately $41,716 of debt that was reflected in the balance sheet upon the Company's reverse merger transaction with Lee Graphics that was consummated in October 2004. The Company is currently determining whether the Company entered into a contract as a borrower or guarantor under the liability.  If no evidence of such liability is found then the Company may write off the liability in the future.

NOTE 5 – EQUITY

Common shares issuable

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach which was approximately $75,590 for past services they provided to us.  We expect to issue the shares during the three months ending December 31, 2012.  The balance owed has been classified as an addition to common shares issuable within our stockholders’ deficit section of our condensed consolidated balance sheet at September 30, 2012 and December 31, 2011.

Warrants Outstanding

A summary of warrant activity and changes for the nine months ended September 30, 2012 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2011	205,266	$1.29	2.1
Granted	-	-	-
Expired	(5,266)	31.24	-
Outstanding and exercisable at September 30, 2012	200,000	$.50	2.1

Additional information regarding warrants outstanding as of September 30, 2012 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at September 30, 2012
$.50	200,000	2.1	200,000	-
$.50	200,000	2.4	200,000	-

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

Results of Operations

Three months ended September 30, 2012 and 2011

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the three months ended September 30, 2012 and 2011.

Operating expenses.    Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $16,617 and $2,145 for the three months ended September 30, 2012 and 2011, respectively.

Other expense.    Other expense principally consists of interest expense.  We had other expenses of $20,480 and $4,001 for the three months ended September 30, 2012 and 2011, respectively.  The increase in other expense was due to the increased level of debt.

Net Loss.  We had a net loss of $37,097 for the three months ended September 30, 2012, compared to $6,146 for the three months ended September 30, 2011.  The increase in our net loss is primarily a result of the increase in our interest expenses as well as an increase in our legal and accounting expenses during the three months ended September 30, 2012 as compared to the corresponding period in 2011.

Nine months ended September 30, 2012 and 2011

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the nine months ended September 30, 2012 and 2011.

Operating expenses.  Operating expenses consist of selling and marketing expenses, which are primarily professional services such as legal and accounting fees.  Operating expenses were $35,170 and $9,710 for the nine months ended September 30, 2012 and 2011, respectively.

Other expense.  Other expense principally consists of interest expense.  We had other expenses of $29,480 and $41,714 for the nine months ended September 30, 2012 and 2011, respectively.  Included in the $41,714 for the nine months ended September 30, 2011 is $31,063 of non-cash financing costs associated with shares of common stock issued.

Net Loss.  We had a net loss of $64,650 for the nine months ended September 30, 2012, compared to $51,424 for the nine months ended September 30, 2011.  The increase in our net loss is primarily a result of a increase in our interest expenses as well as an increase in our legal and accounting expenses during the nine months ended September 30, 2012 as compared to the corresponding period in 2011.

Liquidity and Capital Resources

Working capital as of September 30, 2012 was negative $485,135 as compared to negative working capital of $452,485 as of December 31, 2011.  The cash balance at September 30, 2012 was $952 compared to $4,581 at December 31, 2011.

Net cash used in operating activities was $35,170 for the nine months ended September 30, 2012, as compared to $22,002 for the nine months ended September 30, 2011.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $31,541 for the nine months ended September 30, 2012 as compared to $22,678 for the nine months ended September 30, 2011.   Net cash provided by financing activities during 2012 and 2011 was related to proceeds received from the issuance of both convertible notes and a promissory note.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,585,730 and $6,521,080 at September 30, 2012 and December 31, 2011, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified no material weaknesses, and have concluded that, as of September 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were effective at the reasonable assurance level.

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

We did not have any issuances of our securities during the quarter ended September 30, 2012.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4 MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

On August 24, 2012, we entered into a Promissory Note with five (5) individual holders (the “Note”).  The Note was entered into as a consolidation of a previous promissory note entered into in February 2008 (the “Original Note”).  The Original Note was amended thirteen (13) times from February 2008 to December 20, 2011.  The principal balance of the Note is $350,599.53 with seven percent (7%) interest.  The principal balance and any accrued interest is due and payable on or before December 31, 2012.  The principal and any accrued interest may be converted into shares of our common stock at a conversion rate of $0.004 per share, subject to a four and nine-tenths percent (4.9%) ownership limit.  A copy of the Note is attached hereto.

ITEM 6 EXHIBITS

(a) Exhibits

3.1 (1)	Articles of Incorporation of Silvergraph International, Inc.
3.2 (2)	Amendment to Articles of Incorporation of Silvergraph International, Inc.
3.3 (3)	Amended and Restated Articles of Incorporation of Silvergraph International, Inc.
3.4 (1)	Bylaws of Silvergraph International, Inc.
10.1	7% Promissory Note, dated August 24, 2012
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document
100.SCH	XBRL Schema Document
100.CAL	XBRL Calculation Linkbase Document
100.DEF	XBRL Definition Linkbase Document
100.LAB	XBRL Labels Linkbase Document
100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10-SB filed July 6, 2000.

(2)	Incorporated by reference from our Current Report on Form 8-K filed June 23, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K filed March 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

By:	/s/ James R. Simpson	Date: November 16, 2012
James R. Simpson
Chief Executive Officer, Secretary
Chief Financial Officer and Director