Form 10-K
period 2012-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2013-04-12
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ___ to ____

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

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 1, 2012 was approximately $275,000.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of February 28, 2013 was 2,970,954, including a total of 1,703,586 shares issuable under contractual commitments.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

FORM 10-K
For the Year Ended December 31, 2012

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

In 2012, the Company determined to dissolve New Era, however, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We continue to take steps to lower our operating costs in order to manage our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

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

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the share exchange.  New Era has, since inception through December 31, 2012, incurred an accumulated deficit of $6,816,247.   We were not engaged in active business operations in since 2010.  It is unlikely we will generate positive cash flow in the future as a stand-alone company, although we may decide to re-start operations when business conditions, in our opinion, improve.

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

Our Board of Directors has determined to dissolve New Era Studios, Inc.

Our Board of Directors has determined it in the best interest of the shareholders to dissolve New Era Studios, Inc., our only subsidiary and our last operations.

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

Future dilution to our shareholders may occur from warrant exercises. To date, total warrants to purchase 200,000 shares of our common stock remains outstanding.  These warrants have a weighted average exercise price of $0.50 and have registration rights.

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

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “SVGP.”  The common stock is highly illiquid with only sporadic trading, at a current price of $0.20 per share.   We do not have access to historical prices of the stock for 2012 and 2011, but between March 2011 and February 2013 there were very few trades of our common stock on the OTC Bulletin Board.

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

Holders

As of April 11, 2013, there were approximately 150 shareholders of record holding 2,970,954 shares of common stock, including 1,703,586 shares issuable under contractual commitments. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2012.   This chart also includes individual compensation agreements.

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

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owe Beach.  At the date of the agreement, we owed Beach approximately $75,590 for past services they provided to us.  We plan to issue these shares in 2013.

For the transactions described above, we relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	Years ended December 31
SUMMARY OF BALANCE SHEET	2012	2011
Cash and cash equivalents	$2,377	$4,581
Total current assets	2,377	4,581
Total assets	2,377	4,581
Total current liabilities	9,884	457,066
Total liabilities	399,429	457,066
Accumulated deficit	(6,816,247)	(6,521,080)
Total stockholders’ deficit	$(397,052)	$(452,485)

SUMMARY OF OPERATING RESULTS
Revenues, net	$-	$-
Cost of sales	-	-
Gross profit	-	-
Total operating expenses	45,513	12,547
Operating loss	(45,513)	(12,547)
Other expenses, net	249,653	60,114
Net loss	$(295,167)	$(72,661)
Net loss per share	$(0.10)	$(0.03)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client.  In response, we attempted to accelerate the development of our in-house sales channel to home furnishings and accessory retailers.  To that end, in July 2007 we hired art sales, marketing and design company based in Seattle which brought to us an existing client base.  To service and grow the Seattle group’s client base, we needed to raise capital which we were unable to accomplish on terms acceptable to us.  Accordingly, we terminated our contract with the Seattle group in December 2007.   Separately, without sufficient resources we were forced to cease our investment in the development of TxTura.  Given the challenges we were experiencing in developing sales channels and the unexpected contraction of our largest client, in December 2007, the board of directors determined that we should seek to merge with a larger art company with established sales channels which could benefit from our technology.

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

In 2012 we dissolved New Era, however, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We continue to take steps to lower our operating costs and manage our working capital needs. However, we cannot guarantee that these actions will ensure our continued existence.

Liquidity and Capital Resources

We derived our primary source of funds during the twelve months ended December 31, 2012 from the sale of additional debt securities.  Working capital as of December 31, 2012 was negative $7,507 as compared to negative working capital of $452,485 as of December 31, 2011.  The cash balance at December 31, 2012 was $2,377 compared to $4,581 at December 31, 2011.

Net cash used in operating activities was $36,745 for the twelve months ended December 31, 2012, as compared to $24,839 for the twelve months ended December 31, 2011.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $34,541 during the twelve months ended December 31, 2012, as compared to net cash provided by financing activities of $27,965 for the twelve months ended December 31, 2011.  Net cash provided by financing activities during 2012 was principally related to the issuance or modification of convertible promissory notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,816,247 at December 31, 2012.  Additionally, as of December 31, 2012, we had cash and cash equivalents of $2,377.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors for our financial statements for the year ended December 31, 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Convertible Promissory Notes

 In February 2008 the Company issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors. Subsequent to its issuance, the Notes were amended several times between February 2008 and December 20, 2011. As a result of these amendments, the Company received additional proceeds of approximately $112,000 and agreed to issue a total of 1,627,986 shares of common stock to these note holders with a fair value at $152,953.  As of December 31, 2011, total outstanding balance of the Notes and accrued interest amounted to $312,024, secured, due on demand and is convertible to 6,933,867 shares of common stock or $0.045/share.

In August 2012, the Company and all the existing note holders agreed to consolidate the Notes with an aggregate principal balance of $277,888 and unpaid interest of $72,712.  As a result, the Notes were cancelled and the Company issued a new note (the “Consolidated Note”) amounting to $350,600.  The Company considered the cancellation of the Note as an extinguishment for accounting purposes.

The Consolidated Note is secured by the Company’s assets, bears interest of 7% per annum, will mature on December 31, 2014, as amended, and is convertible at $0.004/share or 87,649,883 shares of common stock. As the market price on the date of the issuance of the Consolidated Note was $0.20 per share, the Company calculated a beneficial conversion feature up to the face value of the note of $350,600 representing the difference between the market price and the exercise price on the date of issuance. The beneficial conversion feature was recorded as a valuation discount and was amortized in full to interest expense over the original term of the note which matured on December 31, 2012.

As of December 31, 2012, total outstanding balance of the Consolidated Note amounted to $350,600 and accrued interest of $3,445 for a total of $354,045

Promissory Notes

On April 26, 2012, the Company issued an up to $33,000 unsecured Promissory Note (the “Note”) to private investors (“Investors”) for which it had received $33,000 as of December 31, 2012.  The Note is due on April 26, 2014 and has an interest rate of 5% per annum where interest accrues and is payable in cash upon maturity.  As of December 31, 2012, the amount due under the promissory note totaled $35,500 including accrued interest of $2,500.

Results of Operations for Years ended December 31, 2012 and 2011

Revenues.    We had no revenues during the years ended December 31, 2012 and 2011.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.

Gross profit.     We had no revenues and therefore no costs of revenues for the years December 31, 2012 and 2011, respectively.

Operating expenses.    Operating expenses consist mainly of legal and accounting expenses.  Operating expenses increased by $32,967 to $45,514 for the year ended December 31, 2012 versus $12,547 for the year ended December 31, 2011.  The increase in operating expenses was principally due to services provided related to the dissolution of our subsidiary and services provided relating to the issuance of a debt instrument incurred for the year ended December 31, 2012.

Other expense.  Other expense principally consists of interest and financing expense related to outstanding debt and shares issuances.   We had interest expense of $393,580 for the year ended December 31, 2012, compared to interest expense of $60,114 for the year ended December 31, 2011.  The change in balance or increase in interest expense of $333,466 related primarily to non-cash financing costs of $350,600 amortization of discount associated with a beneficial conversion feature on the convertible notes.  No similar expense was incurred for the year ended December 31, 2011.

Gain on dissolution of subsidiary.  During the year ended December 31, 2012, we dissolved our subsidiary, New Era leading to the removal of old trade payables of $102,210.   In addition, included in the Company's December 31, 2011 balance sheets was approximately $41,716 of debt that was reflected in the balance sheet upon the Company's reverse merger transaction with Lee Graphics that was consummated in October 2004.  The Company wrote off the balance of $41,716 balance in Gain on Dissolution of Subsidiary in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012.   No similar event occurred for the year ended December 31, 2011.

Net Loss.  Our net loss for the year ended December 31, 2012 was $295,167 compared to loss of $72,661 for the year ended December 31, 2011.  The difference was attributable to the aforementioned lack of revenue, increased operating expense, increase interest expense and the gain on dissolution of subsidiary discussed above.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange act of 1934 Rules 13a-15(f), for the period ended December 31, 2012.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

For the year ended December 31, 2012, management has relied on the framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Term of Director
James R. Simpson	43	Chief Executive Officer, Chief Financial Officer, Secretary and Director	From June 2006 until our next annual meeting.

Michael S. Abrams	42	Director	From December 2011 until our next annual meeting.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2012, 2011, and 2010 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

James R. Simpson	2012	-	-	-	-	-	-	-	-
CEO, CFO, and Sec	2011	-	-	-	-	-	-	-	-

	2010	-	-	-	-	-	-	-	-

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

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  The following table sets forth director compensation as of and for 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James R. Simpson	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael S. Abrams	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2012:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth as of March 31, 2013, the name and the number of shares of our common stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially more than 5% of the 2,970,954 common shares which includes the 1,267,368 issued and outstanding shares of our common stock and the 1,703,586 common shares issuable, and the name and shareholdings of each director and of all officers and directors as a group.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class (1)

Common	Matthew Balk 229 West 60th Street New York, NY 10023	36,420,289 (2)	19.9% (2)

Common	Jason Adelman 900 Park Avenue, Apt. 15A New York, NY 10021	36,418,350 (2)	19.9% (2)

Common	Chad Willis P.O. Box 192477 Dallas, TX 75219	36,407,100 (2)	19.9% (2)

Common	MKM Opportunity Master Fund, Ltd. 644 Broadway, 4th Floor New York, NY 10012	36,407,100 (2)	19.9% (2)

Common	Robert J. Neborsky and Sandra S. Neborsky Living Trust 317 14th Street Del Mar, CA 92014	36,481,292 (2)	19.9% (2)

Common	Antaeus Capital Partners, LLC 1875 Century Park East, Ste. 1460 Los Angeles, CA 90067	1,219,500	41.0%

Common	Ideal Growth LLC 2855 Cottonwood Pkwy #340 Salt Lake City, UT 84121	200,000	6.9%

Common	Thomas G. Schuster 1421 W. Westport Circle Mequon, WI 53092	536,547	18.1%

MANAGEMENT
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class (1)
Common	James R. Simpson* (3)	125,158	4.3%

Common	Michael S. Abrams* 11011 Q Street, Bldg A, Suite 106 Omaha, NE 68137	0	0%

Common	Total Officers and Directors As a Group ( 2 persons)	125,158	9.8%

(*) Officer and/or director.  22541 Parkfield, Mission Viejo, CA

(1)
Based on 2,913,352 shares outstanding as of March 31, 2012.  Except as set forth in these footnotes, shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Silvergraph’s annual financial statement and review of financial statements included in our periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $10,579 for fiscal year ended 2012 and $10,579 for fiscal year ended 2011.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2012 and 2011.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2012 and 2011.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)     Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)     Exhibits

Refer to (b) below.

(b)          Exhibits

3.1(i)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1(i) to Form 10-SB filed on July 6, 2000)

3.1(ii)	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on June 23, 2006)

3.1(iii)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 24, 2009)

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to Form 10-SB filed on July 6, 2000)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 8-K filed on June 26, 2006)

21	Subsidiaries of Silvergraph (Incorporated by reference to Exhibit 21 to Form 10-K filed on June 12, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

Date: April 11, 2013	/s/ James R. Simpson
James R. Simpson, Chief Executive Officer,
Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2013	/s/ James R. Simpson
James R. Simpson, Chief Executive Officer,
Chief Financial Officer, Secretary and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Silvergraph International, Inc.

We have audited the consolidated balance sheets of Silvergraph International, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silvergraph International, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Weinberg & Company, P.A.
Los Angeles, California
April 11, 2013

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$2,377	$4,581

Total assets	$2,377	$4,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,884	$103,326
Convertible promissory notes and accrued interest	-	312,024
Other debt	-	41,716
Total current liabilities	9,884	457,066

Convertible promissory note and accrued interest	354,045	-
Promissory note and accrued interest	35,500	-
Total liabilities	399,429	457,066

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	6,189,385	5,838,785
Common shares issuable (1,703,586 shares)	228,543	228,543
Accumulated deficit	(6,816,247)	(6,521,080)
Total stockholders' deficit	(397,052)	(452,485)

Total liabilities and stockholders’ deficit	$2,377	$4,581

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	(45,513)	(12,547)
Operating loss	(45,513)	(12,547)
Interest expense - net	(393,580)	(60,114)
Gain on dissolution of subsidiary	143,926	-
Net loss	$(295,167)	$(72,661)
Net loss per share, basic and fully diluted	$(0.10)	$(0.03)

Weighted average shares outstanding, basic and fully diluted	2,970,954	2,886,841

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2010	1,267,368	$1,267	$5,788,785	$107,490	$(6,448,419)	$(550,877)
Fair value of common shares issuable related to financing				45,463	-	45,463
Fair value of common shares issued for accounts payable balance				75,590	-	75,590
Capital contribution, related party			50,000			50,000
Net loss	-	-			(72,661)	(72,661)
Balance, December 31, 2011	1,267,368	1,267	5,838,785	228,543	(6,521,080)	(452,485)
Fair value of beneficial conversion feature of convertible promissory notes			350,600			350,600
Net loss					(295,167)	(295,167)
Balance, December 31, 2012	1,267,368	$1,267	$6,189,385	$228,543	$(6,816,247)	$(397,052)

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011

Operating activities:
Net loss	$(295,167)	$(72,661)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	42,980	14,650
Gain on dissolution of subsidiary	(143,926)	-
Fair value of beneficial conversion feature of convertible notes	350,600	-
Fair value of common shares issuable related to financing	-	45,463
Changes in assets and liabilities:
Accounts payable and accrued expenses	8,768	(12,291)
Net cash used in operating activities	(36,745)	(24,839)

Financing activities:
Proceeds from issuance of convertible notes	1,541	27,965
Proceeds from issuance of promissory notes	33,000	-
Net cash provided by financing activities	34,541	27,965

Change in cash and cash equivalents	(2,204)	3,126
Cash and cash equivalents, beginning of period	4,581	1,455
Cash and cash equivalents, end of period	$2,377	$4,581

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities

Increase in common shares issuable	$-	$121,053
Forgiveness of shareholder loan and accrued compensation	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. ("Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products.  In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which caused us in 2008 to evaluate various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  We also raised $218,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.   We are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We continue to take steps to lower our operating costs and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Basis of Consolidation

The consolidated financial statements include the accounts of Silvergraph and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,816,247 and stockholders’ deficit of $397,052 at December 31, 2012.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Revenue Recognition

The Company plans to recognize revenue from gross product sales, including freight charges, and revenues from the license of products, in compliance with current guidance from Financial Accounting Standards Board which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectability is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock options and warrants grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used in the accounting for potential liabilities and valuing equity instruments. Actual results could differ from those estimates.

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As the Company had a loss in the twelve months ended December 31, 2012 and 2011, basic and diluted loss per share are the same.  At December 31, 2012 and 2011, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 200,000 and 205,266 common shares respectively and potential common shares to be issued upon conversion of convertible promissory note of 87,649,883 and 6,933,867 common shares respectively.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities.

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

As of December 31, 2012, the Company’s financial assets subject to measurement included only Level 1 items of cash and short term investments.  The fair value of these financial assets was equal to their recorded value. There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 2 or 3 financial assets during the year ended December 31, 2012.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this Standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2—CONVERTIBLE PROMISSORY NOTES

 In February 2008 the Company issued 7% convertible promissory notes (the “Former Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors. Subsequent to its issuance, the Former Notes were amended several times between February 2008 and December 20, 2011. As a result of these amendments, the Company received additional proceeds of approximately $112,000 and agreed to issue a total of 1,627,986 shares of common stock to these note holders with a fair value at $152,953 (see Note 5).  As of December 31, 2011, total outstanding balance of the Former Notes and accrued interest was $312,024, was due on demand, was secured by the Company’s assets, and was convertible into 6,933,867 shares of common stock or $0.045/share.

In August 2012, the Company and all the existing note holders agreed to consolidate the Former Notes which at that time had an aggregate principal balance and accrued interest of $350,600.  As a result, the Former Notes were cancelled and the Company issued a new note (the “Consolidated Note”) amounting to $350,600.  The Company considered the cancellation of the Former Notes as an extinguishment for accounting purposes.  There were no change in the cash flow or fair value of the Former Notes when compared to the cash flow and fair value of the new Consolidated Note and there was no unamortized note discount on the Former Notes.  Accordingly, there was no gain or loss upon extinguishment of the Former Notes.

The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and mature on December 31, 2012.  The Consolidated Note is convertible at a rate of $0.004 per share or 87,649,883 shares of common stock.  As the trading price of the Company’s common stock was $0.20 per share on the date of issuance, the Company recognized a beneficial conversion feature of $350,600, the face value of the Consolidated Note.  The beneficial conversion feature was recorded as a valuation discount and was amortized in full to interest expense over the original maturity date of the note of December 31, 2012.

As of December 31, 2012, total outstanding balance of the Consolidated Note amounted to $350,600 and accrued interest was $3,445 for a total of $354,045.

In March 2013, the Consolidated Note was amended and the maturity date was changed to December 31, 2014.  All other existing terms and provisions of the Consolidated Note did not change.

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued its unsecured Promissory Note (the “Note”) to private investors (“Investors”) for which it had received $33,000 as of December 31, 2012.  The Note is unsecured, due on April 26, 2014 and has an interest rate of 5% per annum where interest accrues and is payable in cash upon maturity.

As of December 31, 2012, the amount due under the promissory note totaled $35,500 including accrued interest of $2,500.

NOTE 4 – GAIN ON DISSOLUTION OF SUBSIDIARY

In October 2004, New Era Studios, Inc. (New Era) consummated a reverse merger with Lee Graphics.  As a result of the merger, New Era recognized certain liabilities incurred by Lee Graphics in the aggregate of $41,716.

In June 2006, the Company completed a reverse merger with New Era.  As a result of the merger, New Era became a wholly owned subsidiary of the Company.  Subsequently, the Company decided to recognize the liabilities incurred by Lee Graphics of $41,716 pending a determination whether the Company entered into a contract as borrower or guarantor.

In the second half of 2008, the Company decided to wind down the operations of New Era, started selling its assets and eventually ceased its operations.

As of December 31, 2011, these liabilities were presented in the accompany balance sheet as Other Debt of $41,716.  In addition, New Era incurred various payables prior years in the aggregate of $103,326 that was presented as Accounts Payable in the balance sheet.

In December 2012, the Company dissolved New Era.  As a result of the dissolution and absence of any contract agreement or guaranty, the Company determined that it was no longer obligated to pay these liabilities.  As such, it recognized a gain of $143,926 due to the write-off these liabilities.

NOTE 5 – EQUITY

Common Shares to be issued

The Company entered into consulting agreement with a consultant that was effective January 10, 2008.  For a term of one year, the consultant will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce the Company to various members of the financial community.  As part of the consultant’s compensation, the Company agreed to issue 12,121 shares to the consultant upon the close of a business combination with a private company.

As the Company has not yet completed any business combination with a private company, the Company has not accounted for the 12,121 shares.  These shares are restricted and have “piggy back” registration rights.  In the event that the consultant introduces the Company to an institution or individual that provides funding to the Company, then the Company will pay five percent of the total amount of the net transaction to the consultant.

Common shares issuable

Pursuant to the 7th and up to the 13th amendments of the Company’s convertible promissory notes from May 2009 up to December 2011, the Company granted these note holders a total of 1,627,986 shares of common stock. The shares were issued to the note holders concurrent to the receipt of proceeds pursuant to the amended convertible notes (see Note 2).  The Company accounted these shares at fair value and was recorded as part of interest expense at the respective date of grant.  As of December 31, 2012, the Company has not yet issued these notes to the respective note holders.  The Company expects to issue these shares in 2013.

On April 1, 2011, the Company entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which the Company agreed to issue Beach 75,600 shares of common stock in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts owe Beach amounting to $75,590.  The Company accounted these shares at fair value upon issuance in April 2011.  The Company expects to issue these shares in 2013.

Warrants Outstanding

A summary of warrant activity and changes for the year ended December 31, 2012 and 2011 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2010	212,663	$1.29	3.8
Granted
Expired	(7,369)	$9.17	-
Outstanding at December 31, 2011	205,266	$1.29	2.8
Granted	-	-	-
Expired	(5,266)	$31.24	-
Outstanding and exercisable at December 31, 2012	200,000	$0.50	2.0

Additional information regarding warrants outstanding as of December 31, 2012 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2012
$ .50	200,000	2.0	200,000	-

Convertible Promissory Notes

As of December 31, 2012 and 2011, potential shares of common stock to be issued totaled 87,649,883 and 6,933,867 respectively pursuant to the terms of the Company’s outstanding convertible notes (see Note 2).

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the year ended December 31, 2012 and 2011 as a result of the availability of net operating loss carryforwards.  As of December 31, 2012, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 31, 2012.

As of December 31, 2012, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as December 31, 2012 and 2011, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s office facility has been provided without charge by Mr. James Simpson, Chief Executive Officer.  Such cost was not material to the financial statements and accordingly, have not been reflected therein.

In view of the Company’s limited operations and resources, Mr. Simpson did not receive any compensation from the Company for the years ended December 31, 2012 and 2011.