Form 10-Q
period 2013-03-31
SILVERGRAPH INTERNATIONAL INC
filed 2013-05-15
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of May 10, 2013 was 2,970,954, including a total of 1,703,586 shares issuable under contractual commitments.

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

ITEM 1 Financial Statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,173	$2,377

Total assets	$12,173	$2,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,884	$9,884
Total current liabilities	12,884	9,884

Convertible promissory note and accrued interest	360,245	354,045
Promissory note and accrued interest	48,500	35,500

Total liabilities	421,629	399,429

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	6,189,385	6,189,385
Common shares issuable (1,703,586 shares)	228,543	228,543
Accumulated deficit	(6,828,651)	(6,816,247)
Total stockholders' deficit	(409,456)	(397,052)

Total liabilities and stockholders’ deficit	$12,173	$2,377

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses	5,704	6,608

Operating loss	(5,704)	(6,608)

Interest expense - net	(6,700)	(4,000)
Net loss	$(12,404)	$(10,608)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and fully diluted	2,970,954	2,970,954

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, January 1, 2013	1,267,368	$1,267	$6,189,385	$228,543	$(6,816,247)	$(397,052)

Net loss	--	--	--	--	(12,404)	(12,404)

Balance, March 31, 2013	1,267,368	$1,267	$6,189,385	$228,543	$(6,828,651)	$(409,456)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(12,404)	$(10,608)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,000	1,500
Accrued interest on debt	6,700	4,000
Net cash used in operating activities	(2,704)	(5,108)

Financing activities:
Proceeds from issuance of convertible notes	-	1,541
Proceeds from issuance of promissory notes	12,500	13,000
Net cash provided by financing activities	12,500	14,541

Change in cash and cash equivalents	9,796	9,433
Cash and cash equivalents, beginning of period	2,377	4,581
Cash and cash equivalents, end of period	$12,173	$14,014

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. ("Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products. In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which caused us in 2008 to evaluate various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology. In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company. We also raised approximately $231,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations. We are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries. We continue to take steps to lower our operating costs and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at March 31, 2013, the condensed consolidated results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012, respectively. Comprehensive income is equivalent to net income for the three months ended March 31, 2013 and 2012, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 12, 2013.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Silvergraph and our wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenues from operations since 2009, suffered recurring losses from its operations since its inception, finances its working capital requirements through sale of its convertible notes and equity security for cash, and has an accumulated deficit of $6,828,651 and a working capital deficiency of $711 at March 31, 2013.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

Loss per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As the Company had a net loss in the three months ended March 31, 2013 and 2012, respectively, basic and diluted loss per share are the same.  At March 31, 2013 and 2012, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 200,000 and 200,000 common shares, respectively and shares of common stock issuable upon conversion of convertible promissory note of 90,061,250 and 7,057,000 common shares respectively.

Recently Issued Accounting Guidance:

Recent accounting pronouncements did not or are not believed to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2—CONVERTIBLE PROMISSORY NOTE

 In February 2008 the Company issued 7% convertible promissory notes (the “Former Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors. Subsequent to its issuance, the Former Notes were amended and as a result of these amendments, the Company received additional proceeds of approximately $112,000 and agreed to issue a total of 1,627,986 shares of common stock to these note holders with a fair value at $152,953 (see Note 4).

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

The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and mature on December 31, 2012.  The Consolidated Note is convertible at a rate of $0.004 per share or 87,649,883 shares of common stock.  As the trading price of the Company’s common stock was $0.20 per share on the date of issuance, the Company recognized a beneficial conversion feature of $350,600, the face value of the Consolidated Note.  The beneficial conversion feature was recorded as a valuation discount and was amortized in full to interest expense over the original maturity date of the note of December 31, 2012.  At the beginning of the period, the balance of the Consolidated Note and accrued interest amounted to $354,045.

In March 2013, the Consolidated Note was amended and the maturity date was changed to December 31, 2014.  In consideration for the change in the maturity date, the Company agreed to increase the principal balance by an aggregate of $250 which was recognized as part of interest expense.  All other existing terms and provisions of the Consolidated Note did not change.

During the period ended March 31, 2013, the Company recognized interest expense of $5,950. As of March 31, 2013, total outstanding balance of the Consolidated Note amounted to $350,850 and accrued interest was $9,395 for a total of $360,245.

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued its unsecured Promissory Note (the “Note”) to private investors (“Investors”) for which it had received $45,500 as of March 31, 2013.  The Note is unsecured, due on April 26, 2014 and has an interest rate of 5% per annum where interest accrues and is payable in cash upon maturity.  At the beginning of the period, the balance of the Promissory Note and accrued interest amounted to $35,500.

During the period ended March 31, 2013, the Company received additional proceeds of $12,500 from existing note holders and recognized interest expense of $500.  As of March 31, 2013, the amount due under the promissory note totaled $48,500 including accrued interest of $3,000.

NOTE 4 – EQUITY

Common Shares to be issued

The Company entered into consulting agreement with a consultant that was effective January 10, 2008.  For a term of one year, the consultant will provide consulting services in connection with management consulting, corporate finance and shareholder communications and will use it best efforts to introduce the Company to various members of the financial community.  As part of the consultant’s compensation, the Company agreed to issue 12,121 shares of our common stock to the consultant upon the close of a business combination with a private company.

As the Company has not yet completed any business combination with a private company, the Company has not accounted for the 12,121 shares of common stock.  These shares are restricted and have “piggy back” registration rights.  In the event that the consultant introduces the Company to an institution or individual that provides funding to the Company, then the Company will pay five percent of the total amount of the net transaction to the consultant.

Common shares issuable

Pursuant to the 7th and up to the 13th amendments of the Company’s convertible promissory notes from May 2009 up to December 2011, the Company granted these note holders a total of 1,627,986 shares of common stock. The shares were issued to the note holders concurrent to the receipt of proceeds pursuant to the amended convertible notes (see Note 2).  The Company accounted these shares at fair value and was recorded as part of interest expense at the respective date of grant.  As of March 31, 2013, the Company has not yet issued these shares to the respective note holders.  The Company expects to issue these shares in 2013.

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

Warrants Outstanding

A summary of warrant activity and changes for the three months ended March 31, 2013 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2012	200,000	$0.50	2.0
Granted	-
Expired	-		-
Outstanding at March 31, 2013	200,000	$0.50	1.8

Additional information regarding warrants outstanding as of March 31, 2013 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at March 31, 2013
$ 0.50	200,000	1.8	200,000	-

Convertible Promissory Notes

As of March 31, 2013 and December 31, 2012, potential shares of common stock to be issued totaled 90,061,250 and 87,649,883 respectively pursuant to the terms of the Company’s outstanding convertible notes (see Note 2).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s office facility has been provided without charge by Mr. James Simpson, Chief Executive Officer. Such cost was not material to the financial statements and accordingly, have not been reflected therein.

In view of the Company’s limited operations and resources, Mr. Simpson did not receive any compensation from the Company for the periods ended March 31, 2013 and 2012.

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

Results of Operations

Three months ended March 31, 2013 and 2012

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the three months ended March 31, 2013 and 2012.

Operating expenses.    Operating expenses consist primarily of professional services such as legal and accounting fees.  Operating expenses were $5,704 and $6,608 for the three months ended March 31, 2013 and 2012, respectively.

Other expense.    Other expense principally consists of interest expense.  We had other expenses of $6,700 and $4,000 for the three months ended March 31, 2013 and 2012, respectively.  The increase in other expense was due the increased level of debt.

Net Loss.  We had a net loss of $12,404 for the three months ended March 31, 2013, compared to $10,608 for the three months ended March 31, 2012.  The increase in our net loss is primarily a result of an increase in our interest expense offset by a decrease in our legal and accounting expenses during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Liquidity and Capital Resources

Working capital as of March 31, 2013 was negative $711 as compared to negative working capital of $7,502 as of December 31, 2012.  The cash balance at March 31, 2013 was $12,173 compared to $2,377 at December 31, 2012.

Net cash used in operating activities was $2,704 for the three months ended March 31, 2013, as compared to $5,108 for the three months ended March 31, 2012.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $12,500 for the three months ended March 31, 2013 as compared to $14,541 for the three months ended March 31, 2012.   Net cash provided by financing activities during 2013 and 2012 was related to proceeds received from the issuance of both convertible notes and a promissory note.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,828,651 and $6,816,247 at March 31, 2013 and December 31, 2012, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods. While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified no material weaknesses, and have concluded that, as of March 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were effective at the reasonable assurance level.

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

We did not have any issuances of our securities during the quarter ended March 31, 2013.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4 MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

There is no information required to be reported under this Item.

ITEM 6 EXHIBITS

(a) Exhibits

3.1 (2)	Amended and Restated Articles of Incorporation of Silvergraph International, Inc.
3.2 (1)	Bylaws of Silvergraph International, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document
100.SCH	XBRL Schema Document
100.CAL	XBRL Calculation Linkbase Document
100.DEF	XBRL Definition Linkbase Document
100.LAB	XBRL Labels Linkbase Document
100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10-SB filed July 6, 2000.

(2)	Incorporated by reference from our Current Report on Form 8-K filed March 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERGRAPH INTERNATIONAL, INC.

By:	/s/ James R. Simpson
	James R. Simpson	Date: May 10, 2013
Chief Executive Officer, Secretary
Principal Financial Officer and Director