Form 10-Q
period 2013-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2013-11-14
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of November 6, 2013 was 2,970,954, including a total of 1,703,586 shares issuable under contractual commitments.

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

ITEM 1 Financial Statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,615	$2,377

Total assets	$2,615	$2,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,525	$9,884
Total current liabilities	13,525	9,884

Convertible promissory notes and accrued interest	372,645	354,045
Promissory note and accrued interest	57,900	35,500

Total liabilities	444,070	399,429

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	6,189,385	6,189,385
Common shares issuable (1,703,586 shares)	228,543	228,543
Accumulated deficit	(6,860,650)	(6,816,247)
Total stockholders' deficit	(441,455)	(397,052)

Total liabilities and stockholders’ deficit	$2,615	$2,377

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	4,479	16,617	23,903	35,170
Operating loss	(4,479)	(16,617)	(23,903)	(35,170)
Interest expense - net	(6,900)	(20,480)	(20,500)	(29,480)
Net loss	$(11,379)	$(37,097)	$(44,403)	$(64,650)

Net loss per share, basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and fully diluted	2,970,954	2,749,001	2,970,954	2,749,001

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2012	1,267,368	$1,267	$6,189,385	$228,543	$(6,816,247)	$(397,052)
Net loss	--	--	--	--	(44,403)	(44,403)
Balance, September 30, 2013	1,267,368	$1,267	$6,189,385	$228,543	$(6,860,650)	$(441,455)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(44,403)	$(64,650)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	20,500	29,480
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,641	-
Net cash used in operating activities	(20,262)	(35,170)

Financing activities:
Proceeds from issuance of convertible notes	-	1,541
Proceeds from issuance of promissory notes	20,500	30,000
Net cash provided by financing activities	20,500	31,541

Change in cash and cash equivalents	238	(3,629)
Cash and cash equivalents, beginning of period	2,377	4,581
Cash and cash equivalents, end of period	$2,615	$952

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

Basis of Presentation

The consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at September 30, 2013, the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012, respectively. Comprehensive income is equivalent to net income for the three and nine months ended September 30, 2013 and 2012, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 12, 2013.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenues from operations since 2009, suffered recurring losses from its operations since its inception, finances its working capital requirements through sale of its convertible notes and equity securities for cash, and has an accumulated deficit of $6,860,650 and negative working capital of $10,910 at September 30, 2013.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As the Company had a net loss in the three and nine months ended September 30, 2013 and 2012, respectively, basic and diluted loss per share is the same.  At September 30, 2013 and 2012, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 200,000 and 200,000 common shares, respectively and shares of common stock issuable upon conversion of convertible promissory notes of 93,161,250 and 7,057,000 common shares, respectively.

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

            In August 2012, the Company and all the existing note holders agreed to consolidate the Former Notes which at that time had an aggregate principal balance and accrued interest of $350,600.  As a result, the Former Notes were cancelled and the Company issued a new note (the “Consolidated Note”) amounting to $350,600.  The Company considered the cancellation of the Former Notes as an extinguishment for accounting purposes.  There was no change in the cash flow or fair value of the Former Notes when compared to the cash flow and fair value of the new Consolidated Note and there was no unamortized note discount on the Former Notes.  Accordingly, there was no gain or loss upon extinguishment of the Former Notes.

The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and matures on December 31, 2014.  The Consolidated Note is convertible at a rate of $0.004 per share or into a total of 88,511,250 shares of common stock.  As the trading price of the Company’s common stock was $0.20 per share on the date of issuance, the Company recognized a beneficial conversion feature of $350,600, the face value of the Consolidated Note.  The beneficial conversion feature was recorded as a valuation discount and was amortized in full to interest expense over the original maturity date of the note of December 31, 2012.  At the beginning of the period, the balance of the Consolidated Note and accrued interest amounted to $354,045.

In March 2013, the Consolidated Note was amended and the maturity date was changed to December 31, 2014.  In consideration for the change in the maturity date, the Company agreed to increase the principal balance by an aggregate of $250 which was recognized as part of interest expense.  All other existing terms and provisions of the Consolidated Note did not change.

During the three and nine month period ended September 30, 2013, the Company recognized interest expense of $6,200 and $18,600, respectively.  As of September 30, 2013, total outstanding balance of the Consolidated Note amounted to $350,600 and accrued interest was $22,045 for a total of $372,645.

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued an unsecured Promissory Note (the “Note”) to private investors (“Investors”) for which it has received $53,500 as of September 30, 2013.  The Note is unsecured, due on April 26, 2014 and has an interest rate of 5% per annum where interest accrues and is payable in cash upon maturity.  At the beginning of the period, the balance of the Promissory Note and accrued interest totaled $35,500.

During the three months ended September 30, 2013, the Company received additional proceeds of $20,500 from existing note holders and recognized interest expense of $1,900.  As of September 30, 2013, the amount due under the promissory note totaled $57,900, including accrued interest of $4,400.

NOTE 4 – EQUITY

Common shares issuable

 Pursuant to the 7th and up to the 13th amendments of the Company’s convertible promissory notes from May 2009 up to December 2011, the Company granted these note holders a total of 1,627,986 shares of common stock. The shares were issued to the note holders concurrent to the receipt of proceeds pursuant to the amended convertible notes (see Note 2).  The Company accounted these shares at fair value and was recorded as part of interest expense at the respective date of grant.  As of September 30, 2013, the Company has not yet issued these shares to the respective note holders.  The Company expects to issue these shares in 2013.

On April 1, 2011, the Company entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which the Company agreed to issue Beach 75,600 shares of common stock in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts owe Beach, which then totaled $75,590.  The Company accounted these shares at fair value upon issuance in April 2011.  The Company expects to issue these shares in 2013.

Warrants Outstanding

A summary of warrant activity and changes for the three months ended September 30, 2013 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2012	200,000	$0.50	2.0
Granted	-
Expired	-		-
Outstanding at September 30, 2013	200,000	$0.50	1.3

Additional information regarding warrants outstanding as of September 30, 2013 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at September 30, 2013
$ .50	200,000	1.3	200,000	-

Convertible Promissory Notes

As of September 30, 2013 and December 31, 2012, potential shares of common stock to be issued totaled 93,161,250 and 87,649,883, respectively, pursuant to the terms of the Company’s outstanding convertible notes (see Note 2).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s office facility has been provided without charge by Mr. James Simpson, Chief Executive Officer. Such cost was not material to the financial statements and accordingly, has not been reflected herein.

In view of the Company’s limited operations and resources, Mr. Simpson did not receive any compensation from the Company for the three and nine month period ended September 30, 2013 and 2012.

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

In 2008, we evaluated various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.   To that end, we entered into discussions with multiple potential targets but were unable to reach a definitive agreement with any such target.  Our largest client, Home Interior & Gifts, representing over 47% of our sales in 2007, declared bankruptcy in 2008 and, as a result, we have not expected material future revenue from the customer.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  All sales were at arm’s length and to non-affiliated entities.  We also raised $190,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.

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

Results of Operations

Three months ended September 30, 2013 and 2012

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the three months ended September 30, 2013 and 2012.

Operating expenses.    Operating expenses consisted primarily of professional services such as legal and accounting fees.  Operating expenses were $4,479 and $16,617 for the three months ended September 30, 2013 and 2012, respectively.

Other expense.    Other expense principally consists of interest expense.  We had other expenses of $6,900 and $20,480 for the three months ended September 30, 2013 and 2012, respectively.

Net Loss.  We had a net loss of $11,379 for the three months ended September 30, 2013, compared to $37,097 for the three months ended September 30, 2012.  The decrease in our net loss is primarily a result of a decrease in our operating expenses and other expense during the three months ended September 30, 2013 as compared to the corresponding period in 2012.

Nine months ended September 30, 2013 and 2012

Revenues and Cost of Sales.  As noted above, we have been relatively inactive since 2009 and, as a result, have had no revenue or cost of sales since before that time, including during the nine months ended September 30, 2013 and 2012.

Operating expenses.    Operating expenses consisted primarily of professional services such as legal and accounting fees.  Operating expenses were $23,903 and $35,170 for the nine months ended September 30, 2013 and 2012, respectively.

Other expense.    Other expense principally consists of interest expense.  We had other expenses of $20,500 and $29,480 for the nine months ended September 30, 2013 and 2012, respectively.

Net Loss.  We had a net loss of $44,403 for the nine months ended September 30, 2013, compared to $64,650 for the nine months ended September 30, 2012.  The decrease in our net loss is primarily a result of a decrease in our operating expenses and other expense during the nine months ended September 30, 2013 as compared to the corresponding period in 2012.

Liquidity and Capital Resources

We had negative working capital of $10,910 as of September 30, 2013 as compared to negative working capital of $7,507 as of December 31, 2012.  The cash balance at September 30, 2013 was $2,615 compared to $2,377 at December 31, 2012.

Net cash used in operating activities was $20,262 for the nine months ended September 30, 2013, as compared to $35,170 for the nine months ended September 30, 2012.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $20,500 for the nine months ended September 30, 2013 as compared to $31,541 for the nine months ended September 30, 2012.   Net cash provided by financing activities during 2013 and 2012 was related to proceeds received from the issuance of both convertible notes and a promissory note.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,860,650 and $6,816,247 at September 30, 2013 and December 31, 2012, respectively.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods. While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified no material weaknesses, and have concluded that, as of September 30, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were effective at the reasonable assurance level.

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

We did not have any issuances of our securities during the nine months ended September 30, 2013.

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

By:	SILVERGRAPH INTERNATIONAL, INC. /s/ James R. Simpson
	James R. Simpson	Date: November 8, 2013
Chief Executive Officer, Secretary
Principal Financial Officer and Director