Form 10-K
period 2013-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2014-04-14
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $569,000.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of March 24, 2014 was 2,971,154 shares issued, including a total of 1,703,586 shares issuable under contractual commitments, and 2,970,954 shares outstanding.

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

FORM 10-K
For the Year Ended December 31, 2013

In this annual report the words "we," "us," "our," and the "Company" refer to Silvergraph International, Inc. and New Era Studios, Inc. (as statutory successor in interest to Silvergraph LGT, LLC), our dissolved subsidiary.

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

PART I

ITEM 1.  BUSINESS

Historical Development

On March 7, 1986, Hystar Aerospace Marketing Corporation of Nebraska (“Hystar”) was incorporated in Nebraska as a wholly-owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation.  On February 10, 1999, Pinecrest Services, Inc. (“Pinecrest”) was incorporated in Nevada and Hystar completed a change of domicile merger with Pinecrest solely to change the domicile of Hystar from Nebraska to Nevada.  We changed our name from Pinecrest Services, Inc. to Silvergraph International, Inc. (“Silvergraph International”) on June 23, 2006 in connection with the share exchange, described below.

Silvergraph LGT, LLC was formed on January 18, 2002 to develop and distribute wall art.  Silvergraph LGT, LLC completed a change of domicile merger with New Era Studios, Inc., a Nevada corporation (“New Era”), now dissolved, on June 9, 2006.  The purposes of this merger were to change the domicile of Silvergraph LGT, LLC, from Delaware to Nevada, and to change Silvergraph LGT, LLC, from a limited liability company to a corporation.  The officers and directors of New Era were the sole members of each of the limited liability companies that served as managers of Silvergraph LGT, LLC.  Until 2009, the business of New Era was the same as the business of the Company; in 2009, we became largely inactive.

On June 23, 2006, Silvergraph International and New Era, formerly a Nevada corporation and successor in interest by merger to Silvergraph LGT, LLC, a Delaware limited liability company, executed an Agreement and Plan of Share Exchange (the “Share Exchange”), pursuant to which the shareholders of New Era exchanged their issued and outstanding shares of New Era common stock for shares of restricted Silvergraph International common stock.  Effective as of June 23, 2006 New Era, now dissolved, became our wholly-owned subsidiary.  We treated this transaction as a recapitalization for accounting purposes, with New Era deemed the accounting acquirer and Silvergraph International the legal acquirer.

In accordance with the closing of the share exchange agreement on June 23, 2006, we issued 490,909 shares of our common stock to the former shareholders of New Era in exchange for all of the 224 issued and outstanding shares of New Era common stock.   The management of Silvergraph International resigned and management connected with New Era was appointed to fill the vacancies.

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

On September 14, 2006 we incorporated a wholly-owned subsidiary, TxTura, Inc. in the State of Nevada (“TxTura”).   TxTura’s business purpose was to offer a compelling business opportunity to home-based businesses to represent and sell our patent-pending products.   However, TxTura became inactive in October 2007 and was administratively dissolved thereafter.

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

In 2012, we dissolved New Era; however, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We continue to take steps to lower our operating costs in order to manage our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

We plan to attempt to locate and negotiate with a business entity for the merger of that target company into our company. In certain instances, a target company may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target company.  As a publicly-traded, reporting company under the Securities Exchange Act of 1934, as amended, we provide a method for a foreign or domestic private company to become a public, reporting company whose securities are qualified for trading in the United States secondary market.

The selection of a business opportunity in which to participate is complex, extremely risky and will be made by our management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Patents and Intellectual Property

We were prosecuting Application No. PCT/US2005/028501 filed with the U.S. Patent and Trademark Office on February 8, 2007 (“Application”).  The Application describes and claims the mechanical deposit of ink to emulate hand painted original works of art.  This application claims priority to U.S. Provisional Patent Application Serial No. 60/600,192 filed on August 10, 2004.  The applications cover the process and technology used to mechanically deposit ink in a way that emulates hand-applied brushstrokes and other artistic techniques.

Given our limited resources, we do not intend to continue prosecuting the Application.

Employees

We currently have one part-time employee.  We believe that our employee relations are good.  We intend to continue to conduct business primarily using our employee and consultants.  However, some consultants may become employees in the future. We have no union employees.

Change of Control Transaction

On December 30, 2011, the holders of that certain (i) Silvergraph International, Inc. Convertible Promissory Note dated January 25, 2008, in the original principal amount of One Hundred Fifteen Thousand Dollars ($115,000.00) and identified as No. PN-39, as amended by a series of thirteen (13) amendments dated from November 2008 through November 10, 2011, (ii) Silvergraph International, Inc. Convertible Promissory Note dated February 1, 2008, in the original principal amount of Fifty Thousand Dollars ($50,000.00) and identified as No. PN-40, and (iii) a promissory note in the original principal amount of Twenty Five Thousand Dollars ($25,000.00) and issued to the Robert J. Neborsky, M.D., Inc. Retirement Trust (collectively, the “Notes”), sold their interest in the Notes to five (5) buyers for aggregate consideration of Two Hundred Forty Thousand Dollars ($240,000.00). The sellers were Antaeus Capital Partners, LLC, Robert Neborsky, and Thomas G. Schuster, as follows:

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

The Notes are, by their terms, convertible into our common stock at a conversion price that is the lower of (i) $0.002, or (ii) the conversion price that would cause the majority holder of the Note to own upon conversion the number of shares of our common stock determined to be 59% of the outstanding common stock on a fully-diluted basis.  As of December 30, 2011, the Notes were therefore convertible into a maximum of 182,035,500 shares of our common stock, which would represent over 98% of the then-issued and outstanding shares of our common stock.  As a result we characterized this transaction as a change of control transaction.

ITEM 1A.  RISK FACTORS

 The business, financial condition and operating results of Silvergraph International could be adversely affected by any of the following factors, in which event the value of the equity securities of Silvergraph International could decline, and investors could lose part or all of their investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to management, or that management currently thinks are immaterial, may also impair future business operations.  For purposes of the discussion of the following risk factors, references to “we” and “our”  shall include, unless otherwise indicated, Silvergraph International, Inc. as well as New Era Studios, Inc., our dissolved subsidiary (as statutory successor in interest to Silvergraph LGT, LLC), as it existed prior to the share exchange.

We have a history of losses, nominal historical operating results, and currently do not have any operations.

Silvergraph International, formerly known as Pinecrest Services, Inc., commenced operations as a shell in 1986, but has had no significant business prior to the Share Exchange discussed in Item 1 above.  We have, from inception through December 31, 2013, incurred an accumulated deficit of $6,875,714.   We have not been engaged in active business operations since 2009.  It is unlikely we will generate positive cash flow in the future as a stand-alone company, although we may decide to re-start operations when business conditions, in our opinion, improve.

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

We hold no patents on our proprietary technology.

On February 8, 2007, we filed Application No. PCT/US2005/028501 with the USPT (“Application”).  We have since abandoned the Application because we had insufficient resources to continue prosecuting the Application.  As such, there is substantial risk that a competitor may use our technology which could have a material adverse effect on our ability to re-start operations if so decided by the Board of Directors.

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

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  The penny stock rules, which initially govern our securities, impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual incomes for the last two years and anticipated incomes for this year exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  A broker-dealer must provide to a customer orally or in writing the bid and offer quotations, and the broker-dealer and salesperson compensation information prior to effecting the transaction.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “SVGP.”  The common stock is highly illiquid with only sporadic trading, at a current price of $0.17 per share.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2012 and 2013, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year		Bid Prices
Ended December 31,	Period	High	Low

2012	First Quarter (beginning on March 5, 2012)	$0.40	$0.25
	Second Quarter	$0.40	$0.25
	Third Quarter	$0.30	$0.20
	Fourth Quarter	$0.20	$0.20

2013	First Quarter	$0.20	$0.20
	Second Quarter	$0.20	$0.20
	Third Quarter	$0.20	$0.15
	Fourth Quarter	$0.17	$0.15

2014	First Quarter (through March 3, 2014)	$0.17	$0.17

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

- registered and traded on a national securities exchange meeting specified criteria set by the SEC;
- issued by a registered investment company;
- excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets. 

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

Holders

As of March 24, 2014, there were approximately 150 shareholders of record holding 2,971,154 shares of common stock, including 1,703,586 shares issuable under contractual commitments. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2013.   This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	0	$ 0.00	15,152
Total	0	$ 0.00	15,152

Stock Option Plan

Our Board of Directors approved a stock option plan on June 26, 2006.  The purpose of the 2006 stock option plan is to promote our interests by attracting key employees and directors, providing each of our key employees and directors with an additional incentive to work to increase the value of our common stock and providing key employees and directors with a stake in our future, which corresponds to the stake of the stockholders.  Our Board reserved for issuance a total of 15,152 shares of common stock under the 2006 stock option plan.  We have not granted any options to date.  Our Board, in approving the 2006 stock option plan, has recommended that the shareholders approve this 2006 stock option plan.  The stock option plan has not been approved by the Company’s shareholders.

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

Recent Sales of Unregistered Securities

In February, 2008, we entered into a loan transaction with certain accredited investors.  Subsequently, we entered into multiple amendments.  Pursuant to the 7th and up to the 13th amendments, which occurred between May 2009 and December 2011, we issued these investors a total of 1,627,986 shares of common stock, restricted in accordance with Rule 144.  As of December 31, 2013, we had not yet issued these shares to the respective investors, although we expect to do so in 2014.

On April 1, 2011, we entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which we agreed to issue Beach 75,600 shares of our common stock, restricted in accordance with Rule 144, in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts we owed Beach.  At the date of the agreement, we owed Beach approximately $75,590 for past services they provided to us.  We plan to issue these shares in 2014.

For the transactions described above, we relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(a)(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	Years ended December 31
SUMMARY OF BALANCE SHEET	2013	2012
Cash and cash equivalents	$2,636	$2,377
Total current assets	2,636	2,377
Total assets	2,636	2,377
Total current liabilities	12,710	9,884
Total liabilities	459,155	399,429
Accumulated deficit	(6,875,714)	(6,816,247)
Total stockholders’ deficit	$(456,519)	$(397,052)

SUMMARY OF OPERATING RESULTS
Revenues, net	$-	$-
Cost of sales	-	-
Gross profit	-	-
Total operating expenses	32,067	45,514
Operating loss	(32,067)	(45,514)
Other expenses, net	(27,400)	(249,653)
Net loss	$(59,467)	$(295,167)
Net loss per share	$(0.02)	$(0.10)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client.  In response, we attempted to accelerate the development of our in-house sales channel to home furnishings and accessory retailers.  To that end, in July 2007 we hired an art sales, marketing and design company based in Seattle, Washington, which brought to us an existing client base.  To service and grow the Seattle group’s client base, we needed to raise capital which we were unable to accomplish on terms acceptable to us.  Accordingly, we terminated our contract with the Seattle group in December 2007.   Separately, without sufficient resources we were forced to cease our investment in the development of TxTura, our wholly-owned subsidiary, which is now dissolved.  Given the challenges we were experiencing in developing sales channels and the unexpected contraction of our largest client, in December 2007, the Board of Directors determined that we should seek to merge with a larger art company with established sales channels which could benefit from our technology.

In 2008, we evaluated various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.   To that end, we entered into discussions with multiple potential targets but were unable to reach definitive agreement with any such targets.  Our largest client, Home Interior & Gifts, representing over 47% of our sales in 2007, declared bankruptcy in 2008 and, as a result, we have not expected material future revenue from the customer.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), now dissolved, and to sell its assets, to pay down its debts and to provide working capital for the Company.  All sales were at arm’s length and to non-affiliated entities.  We also raised $190,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.

Since 2009 we have been largely inactive except for efforts to sell assets and to seek a possible business combination.

In 2012 we dissolved New Era; however, we are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We continue to take steps to lower our operating costs and manage our working capital needs. However, we cannot guarantee that these actions will ensure our continued existence.

Liquidity and Capital Resources

We derived our primary source of funds during the twelve months ended December 31, 2013 from the sale of additional debt securities.  Working capital as of December 31, 2013 was negative $10,074 as compared to negative working capital of $7,507 as of December 31, 2012.  The cash balance at December 31, 2013 was $2,636 compared to $2,377 at December 31, 2012.

Net cash used in operating activities was $29,241 for the twelve months ended December 31, 2013, as compared to $36,745 for the twelve months ended December 31, 2012.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $29,500 during the twelve months ended December 31, 2013, as compared to net cash provided by financing activities of $34,541 for the twelve months ended December 31, 2012.  Net cash provided by financing activities during 2013 was principally related to the issuance of promissory notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,875,714 at December 31, 2013.  Additionally, as of December 31, 2013, we had cash and cash equivalents of $2,636.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accountants for our financial statements for the year ended December 31, 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Convertible Promissory Notes

 In February 2008 we issued 7% convertible promissory notes (the “Notes”) in the aggregate principal amount of $150,000 pursuant to a subscription agreement, dated January 25, 2008, as amended, between Silvergraph and certain accredited investors. Subsequent to its issuance, the Notes were amended several times between February 2008 and December 20, 2011. As a result of these amendments, we received additional proceeds of approximately $112,000 and agreed to issue a total of 1,627,986 shares of common stock to these note holders with a fair value at $152,953.  As of December 31, 2011, the total outstanding balance of the Notes and accrued interest amounted to $312,024, secured, due on demand and is convertible to 6,933,867 shares of common stock or $0.045/share.

In August 2012, we and all the existing note holders agreed to consolidate the Notes with an aggregate principal balance of $277,888 and unpaid interest of $72,712.  As a result, the Notes were cancelled and we issued a new note (the “Consolidated Note”) amounting to $350,600.  We considered the cancellation of the Note as an extinguishment for accounting purposes.

The Consolidated Note is secured by our assets, bears interest of 7% per annum, will mature on December 31, 2014, as amended, and is convertible at $0.004/share. As the market price on the date of the issuance of the Consolidated Note was $0.20 per share, we calculated a beneficial conversion feature up to the face value of the note of $350,600 representing the difference between the market price and the exercise price on the date of issuance. The beneficial conversion feature was recorded as a valuation discount and was amortized in full to interest expense over the original term of the note, which matured on December 31, 2012.

As of December 31, 2013, total outstanding balance of the Consolidated Note amounted to $350,600 and accrued interest of $28,245 for a total of $378,845.

Promissory Notes

On April 26, 2012, we issued an up to $33,000 unsecured Promissory Note (the “Note”) to private investors (“Investors”) for which we had received $33,000 as of December 31, 2012.  The Note is due on April 26, 2014 and has an interest rate of 5% per annum where interest accrues and is payable in cash upon maturity.  As of December 31, 2013, the amount due under the promissory note totaled $67,600 including accrued interest of $5,100.

Results of Operations for Years ended December 31, 2013 and 2012

Revenues.    We had no revenues during the years ended December 31, 2013 and 2012.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.

Gross profit.     We had no revenues and therefore no costs of revenues for the years December 31, 2013 and 2012, respectively.

Operating expenses.    Operating expenses consist mainly of legal and accounting expenses.  Operating expenses decreased by $13,447 to $32,067 for the year ended December 31, 2013 versus $45,513 for the year ended December 31, 2012.  The decrease in operating expenses was principally due to services provided related to the dissolution of our subsidiary and services provided relating to the issuance of a debt instrument incurred for the year ended December 31, 2012 of which no similar expense was incurred for the year ended December 31, 2013.

Other expense.  Other expense principally consists of interest and financing expense related to outstanding debt and shares issuances.   We had interest expense of $27,400 for the year ended December 31, 2013, compared to interest expense of $393,580 for the year ended December 31, 2012.  The change in balance or decrease in interest expense of $366,180 related primarily to non-cash financing costs of $350,600 amortization of discount associated with a beneficial conversion feature on the convertible notes.  No similar expense was incurred for the year ended December 31, 2013.

Gain on dissolution of subsidiary.  During the year ended December 31, 2012, we dissolved our subsidiary, New Era, leading to the removal of old trade payables of $102,210.   In addition, included in the Company's December 31, 2011 balance sheets was approximately $41,716 of debt that was reflected in the balance sheet upon the Company's reverse merger transaction with Lee Graphics that was consummated in October 2004.  The Company wrote off the balance of $41,716 balance in Gain on Dissolution of Subsidiary in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012.   No similar event occurred for the year ended December 31, 2011.

Net Loss.  Our net loss for the year ended December 31, 2013 was $59,467 compared to loss of $295,167 for the year ended December 31, 2012.  The difference was attributable to the aforementioned lack of revenue, increased operating expense, increase interest expense and the gain on dissolution of our subsidiary discussed above.

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

A critical accounting policy is one that is both material to the presentation of our combined financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

- we have to make assumptions about matters that are highly uncertain at the time of the estimate; and
- different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

We believe that the following are our critical accounting policies:

Revenue Recognition

We recognize revenue from gross product sales, including freight charges, and revenues from the license of products, in compliance with Staff Accounting Bulletin No. 101 and No. 104 which require that:

- title and risk of loss have passed to the customer;
- there is persuasive evidence of an arrangement;
- delivery has occurred or services have been rendered;
- the sales price is fixed and determinable;
- collectability is reasonably assured; and
- customer acceptance criteria, if any, have been successfully demonstrated.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent registered public accounting firm for the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange act of 1934 Rules 13a-15(f), for the period ended December 31, 2013.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process to be effected by our Board of Directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

- maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2013, management has relied on the framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Term of Director
James R. Simpson	44	Chief Executive Officer, Chief Financial Officer, Secretary and Director	From June 2006 until our next annual meeting.

Michael S. Abrams	43	Director	From December 2011 until our next annual meeting.

Set forth below is certain biographical information regarding each of our executive officers and directors:

James R. Simpson became the chief executive officer, secretary and a director of Silvergraph International in June 2006.  Mr. Simpson has also served as the chief executive officer and a director of New Era since its inception in June 2006.  As one of the founding members of Silvergraph LGT LLC, Mr. Simpson formulated our strategic direction, namely gallery quality prints at decor prices.  Prior to founding Silvergraph LGT LLC, where his wholly-owned entity served as one of the Silvergraph LTG LLC managers from April 2005 until Silvergraph LGT LLC’s merger into New Era, Mr. Simpson was a founding member of Brown Simpson Asset Management, LLC, a $450 million New York-based private equity investment organization.  During his 6-year tenure through 2001, he was responsible for over $250 million in private investment in domestic technology companies.  From 1999 to 2001, Mr. Simpson served as a director of Pointconnect, Inc., a technology services company targeting the financial services industry.  Mr. Simpson has over 12 years of investment banking, private equity, legal and senior corporate management experience.  Mr. Simpson received a B.A. from the University of Colorado, Boulder and a J.D. from California Western School of Law in San Diego, California where he served as managing director of the law review.

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

Shareholder Communications
Silvergraph International, Inc.
      1875 Century Park East, Ste. 1460
Los Angeles, California 90067

Committees

In June 2006 our Board of Directors considered establishing an audit, nominating and compensation committee; however, the Board decided to delay such action until the Company seeks listing on the Nasdaq Stock Market and/or these committees are required by regulation.  Therefore, we do not currently have an audit committee; accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2013, 2012, and 2011 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

James R. Simpson	2013	-	-	-	-	-	-	-	-
CEO, CFO, and Sec	2012	-	-	-	-	-	-	-	-

	2011	-	-	-	-	-	-	-	-

Employment Contracts

We currently do not have written employment agreements with our executive officers.  On April 11, 2008, William W. Lee and James R. Simpson terminated their employment agreements with New Era.  The Termination Agreement provided that each executive’s unpaid salary as of the date of the agreement would remain an outstanding obligation on the books and records of the Company until the salary was paid or Silvergraph International merged with a separate company unaffiliated with any of the executives.   In the case of a merger each executive’s unpaid salary would be converted into common stock at $5.28 per share.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  The following table sets forth director compensation as of and for 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James R. Simpson	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael S. Abrams	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2013:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth as of March 24, 2014, the name and the number of shares of our common stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially more than 5% of the 1,267,568 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as a group.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class (1)

Common	Antaeus Capital Partners, LLC 1875 Century Park East, Ste. 1460 Los Angeles, CA 90067	1,219,500 (3)	50.7%

Common	Ideal Growth LLC 2855 Cottonwood Pkwy #340 Salt Lake City, UT 84121	400,000 (4)	27.3%

Common	Lion’s Head Capital, LLC 8506 California Avenue Whittier, CA 90605	122,278	9.7%

Common	Beach Freeman Lim & Cleland 861 Parkview Drive N. #200 El Segundo, CA 90245	75,600 (5)	6.0%

Common	Thomas G. Schuster 1421 West Westport Circle MeQuon, WI 53092	536,547 (6)	30.5%

MANAGEMENT
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class (1)

Common	James R. Simpson* (2)	122,728	9.7%

Common	Michael S. Abrams* 11011 Q Street, Bldg A, Suite 106 Omaha, NE 68137	0	0%

Common	Total Officers and Directors As a Group ( 2 persons)	122,728	9.7%

(*) Officer and/or director.  22541 Parkfield, Mission Viejo, CA

(1)
Based on 1,267,568 shares outstanding as of March 24, 2014.  Except as set forth in these footnotes, shares of common stock issuable under contractual commitments or subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)
As the sole member of Hock-Simpson, James R. Simpson has the sole voting and investment power of the shares of common stock held by Hock-Simpson.  Thus, Mr. Simpson is deemed to be the beneficial owner of the 122,728 shares of common stock held by Hock-Simpson.

(3)
Includes 1,136,964 shares received between May 2009 and December 2011 pursuant to amendments to the Company’s 7th through 13th amendments to a convertible promissory note initially issued in February 2008.  These shares have not yet been issued, although the Company plans to issue them in 2014.  These shares are considered issued and outstanding for purposes of determining this shareholder’s ownership interest.

(4)	Includes 200,000 warrants to purchase common stock that may be exercised within the next 60 days at an exercise price of $0.50 per share.

(5)
Includes 75,600 share of common stock the Company is obligated to disclose pursuant to an Acknowledgment and Release entered into with Beach Freeman Lim & Cleland on April 1, 2011.  These shares have not yet been issued, although the Company plans to issue them in 2014.  These shares are considered issued and outstanding for purposes of determining this shareholder’s ownership interest.

(6)
Includes 491,022 shares received between May 2009 and December 2011 pursuant to amendments to the Company’s 7th through 13th amendments to a convertible promissory note initially issued in February 2008.  These shares have not yet been issued, although the Company plans to issue them in 2014.  These shares are considered issued and outstanding for purposes of determining this shareholder’s ownership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

In February 2008, we entered into a loan transaction with certain accredited investors.  Subsequently, we have entered into multiple amendments with such investors with the result that such investors are now principal shareholders of the Company.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation -– Convertible Promissory Notes).

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Silvergraph International’s annual financial statement and review of financial statements included in our periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $15,594 for fiscal year ended 2013 and $20,454 for fiscal year ended 2012.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2013 and 2012.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2013 and 2012.

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

SILVERGRAPH INTERNATIONAL, INC.

Date: April 14, 2014	/s/ James R. Simpson
James R. Simpson, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2014	/s/ James R. Simpson
James R. Simpson, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Silvergraph International, Inc.

We have audited the consolidated balance sheets of Silvergraph International, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silvergraph International, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Weinberg & Company, P.A.
Los Angeles, California
April 11, 2014

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$2,636	$2,377

Total assets	$2,636	$2,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,710	$9,884
Total current liabilities	12,710	9,884

Convertible promissory note and accrued interest	378,845	354,045
Promissory note and accrued interest	67,600	35,500
Total liabilities	459,155	399,429

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized:1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	6,189,385	6,189,385
Common shares issuable (1,703,586 shares)	228,543	228,543
Accumulated deficit	(6,875,714)	(6,816,247)
Total stockholders' deficit	(456,519)	(397,052)

Total liabilities and stockholders’ deficit	$2,636	$2,377

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	(32,067)	(45,513)
Operating loss	(32,067)	(45,513)
Interest expense - net	(27,400)	(393,580)
Gain on dissolution of subsidiary	-	143,926
Net loss	$(59,467)	$(295,167)

Net loss per share, basic and fully diluted	$(0.02)	$(0.10)

Weighted average shares outstanding, basic and fully diluted	2,970,954	2,970,954

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, January 1, 2012	1,267,368	$1,267	$5,838,785	$228,543	$(6,521,080)	$(452,485)
Fair value of beneficial conversion feature of convertible promissory notes			350,600			350,600
Net loss	-	-			(295,167)	(295,167)
Balance, December 31, 2012	1,267,368	1,267	6,189,385	228,543	(6,816,247)	(397,052)
Net loss					(59,467)	(59,467)
Balance, December 31, 2013	1,267,368	$1,267	$6,189,385	$228,543	$(6,875,714)	$(456,519)

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012

Operating activities:
Net loss	$(59,467)	$(295,167)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	27,400	42,980
Gain on dissolution of subsidiary	-	(143,926)
Fair value of beneficial conversion feature of convertible notes	-	350,600
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,826	8,768
Net cash used in operating activities	(29,241)	(36,745)

Financing activities:
Proceeds from issuance of convertible notes	-	1,541
Proceeds from issuance of promissory notes	29,500	33,000
Net cash provided by financing activities	29,500	34,541

Change in cash and cash equivalents	259	(2,204)
Cash and cash equivalents, beginning of period	2,377	4,581
Cash and cash equivalents, end of period	$2,636	$2,377

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. ("Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products.  In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which caused us in 2008 to evaluate various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  We also raised $248,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.   We are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We continue to take steps to lower our operating costs and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Basis of Consolidation

The consolidated financial statements include the accounts of Silvergraph and our now dissolved, wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,875,714 and stockholders’ deficit of $456,519 at December 31, 2013.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Loss per share

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  At December 31, 2013 and 2012, common stock equivalents were comprised of warrants to purchase 200,000 shares of the Company’s common shares respectively, and potential common shares to be issued upon conversion of convertible promissory note of 94,711,250 and 87,649,883 common shares respectively.

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

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

As of December 31, 2013, the Company’s financial assets subject to measurement included only Level 1 items of cash and short term investments.  The fair value of these financial assets was equal to their recorded value. There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 2 or 3 financial assets during the year ended December 31, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04. This update clarifies how entities measure obligations resulting from joint and several liability arrangements.  This update is effective for fiscal years beginning after December 15, 2013.  This update is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 which provides guidance relating to the financial statement presentation of unrecognized tax benefits. The new update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  This update does not require any new recurring disclosures and is effective for public entities for fiscal years beginning after December 15, 2013.  This update is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2—CONVERTIBLE PROMISSORY NOTE

 In February 2008 the Company issued 7% convertible promissory notes (the “Former Notes”) for $150,000.  Between 2008 and 2011, the Former Notes were amended several times and the Company received additional proceeds, and agreed to issue a total of 1,627,986 shares of common stock to these note holders (see Note 5).  In August, 2012, the Former Notes had an aggregate principal balance and accrued interest of $354,045.

In August 2012, the Company and the note holders agreed to consolidate the Former Notes, and as a result, the Former Notes were cancelled and the Company issued a new note (the “Consolidated Note”) for $350,600.  The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and matures on December 31, 2014.  At December 31, 2013 and 2012, total outstanding balance of principal and accrued interest was $378,845 and $354,045, respectively.  At December 31, 2013, the Consolidated Note was convertible at a rate of $0.004 per share into 94,711,250 shares of the Company’s common stock.

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

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued its unsecured Promissory Note (the “Note”) to private investors for $33,000.  The Note is unsecured, due on April 26, 2014 and accrues interest of 5% per annum payable upon maturity.  During 2013, the Company received an additional $29,500 of proceeds under the Note.  At December 31, 2012, the amount due under the promissory note totaled $67,600 and $35,500 including accrued interest of $5,100 and $2,500, respectively.

NOTE 4 – GAIN ON DISSOLUTION OF SUBSIDIARY

In June 2006, the Company completed a reverse merger with New Era.  In 2008 the Company decided to wind down the operations of New Era and at December 31, 2012, liabilities and various payables incurred or assumed by New Era in prior years totaled $143,926.  In December 2012, the Company dissolved New Era.  As a result of the dissolution and absence of any contract agreement or guaranty, the Company determined that it was no longer obligated to pay these liabilities.  As such, it recognized a gain of $143,926 due to the write-off of these liabilities.

NOTE 5 – EQUITY

Common shares issuable

Pursuant to the 7th and up to the 13th amendments of the Company’s convertible promissory notes from May 2009 up to December 2011, the Company granted these note holders a total of 1,627,986 shares of common stock. The shares were issued to the note holders concurrent with the receipt of proceeds pursuant to the amended convertible notes (see Note 2).  The Company accounted for these shares at fair value and was recorded as part of interest expense at the respective date of grant.  As of December 31, 2013, the Company has not yet issued these shares to the respective note holders.  The Company expects to issue these shares in 2014.

On April 1, 2011, the Company entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which the Company agreed to issue Beach 75,600 shares of common stock in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts owe Beach amounting to $75,590.  The Company accounted these shares at fair value upon issuance in April 2011.  The Company expects to issue these shares in 2014.

Warrants Outstanding

A summary of warrant activity and changes for the year ended December 31, 2013 and 2012 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2011	205,266	$1.29	2.8
Granted
Expired	(5,266)	31.24	-
Outstanding at December 31, 2012	200,000	$0.50	1.8
Granted	-	-	-
Expired	-	-	-
Outstanding and exercisable at December 31, 2013	200,000	$0.50	0.8

Additional information regarding warrants outstanding as of December 31, 2013 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2013
$.50	200,000	0.8	200,000	-

NOTE 6 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the year ended December 31, 2013 and 2012 as a result of the availability of net operating loss carryforwards.  As of December 31, 2013, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 31, 2013.

As of December 31, 2013, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as December 31, 2013 and 2012, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2013. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In view of the Company’s limited operations and resources, Mr. Simpson did not receive any compensation from the Company for the years ended December 31, 2013 and 2012.