Form 10-Q
period 2014-03-31
SILVERGRAPH INTERNATIONAL INC
filed 2014-05-14
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of May 12, 2014 was 2,971,154 shares issued, including a total of 1,703,586 shares issuable under contractual commitments and 2,970,954 shares outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

SILVERGRAPH INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,907	$2,636

Total assets	$16,907	$2,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,710	$12,710
Total current liabilities	12,710	12,710

Convertible promissory notes and accrued interest	385,045	378,845
Promissory note and accrued interest	86,900	67,600

Total liabilities	484,655	459,155

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	6,189,385	6,189,385
Common shares issuable (1,703,586 shares)	228,543	228,543
Accumulated deficit	(6,886,943)	(6,875,714)
Total stockholders' deficit	(467,748)	(456,519)

Total liabilities and stockholders’ deficit	$16,907	$2,636

The accompanying notes are an integral part of these condensed financial statements

SILVERGRAPH INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	4,129	5,704
Operating loss	(4,129)	(5,704)
Interest expense - net	(7,100)	(6,700)
Net loss	$(11,229)	$(12,404)
Net loss per share, basic and fully diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and fully diluted	2,970,954	2,970,954

The accompanying notes are an integral part of these condensed financial statements

SILVERGRAPH INTERNATIONAL, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2013	1,267,368	$1,267	$6,189,385	$228,543	$(6,875,714)	$(456,519)
Net loss	--	--	--	--	(11,229)	(11,229)
Balance, March 31, 2014 (Unaudited)	1,267,368	$1,267	$6,189,385	$228,543	$(6,886,943)	$(467,748)

The accompanying notes are an integral part of these condensed financial statements

SILVERGRAPH INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(11,229)	$(12,404)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	7,100	6,700
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	3,000
Net cash used in operating activities	(4,129)	(2,704)

Financing activities:
Proceeds from issuance of promissory notes	18,400	12,500
Net cash provided by financing activities	18,400	12,500

Change in cash and cash equivalents	14,271	9,796
Cash and cash equivalents, beginning of period	2,636	2,377
Cash and cash equivalents, end of period	$16,907	$12,173

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

SILVERGRAPH INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. ("Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products. In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which caused us in 2008 to evaluate various strategies to best enhance value for our shareholders, including the sale to or merger with a larger art or printing organization that would benefit from our technology. In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company. We also raised approximately $266,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations. We are continuing to pursue and evaluate strategies to enhance shareholder value, including the merger with a private company in industries outside the art and printing industries. We continue to take steps to lower our operating costs and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Basis of Presentation

The financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Silvergraph International, Inc. at March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013, respectively. Comprehensive income is equivalent to net income for the three months ended March 31, 2014 and 2013, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014.

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

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenues from operations since 2009, suffered recurring losses from its operations since its inception, finances its working capital requirements through sale of its convertible notes and equity securities for cash, and has an accumulated deficit of $6,886,943 and working capital of $4,197 at March 31, 2014.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or financing on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Earnings (loss) per share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As the Company had a net loss in the three months ended March 31, 2014 and 2013, respectively, basic and diluted loss per share is the same.  At March 31, 2014 and 2013, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 200,000 and 200,000 common shares, respectively, and shares of common stock issuable upon conversion of convertible promissory note of 96,261,250 and 90,061,250 common shares respectively.

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

In August 2012, the Company and the note holders agreed to consolidate the Former Notes, and as a result, the Former Notes were cancelled and the Company issued a new note (the “Consolidated Note”) for $350,600.  The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and matures on December 31, 2014.  At March 31, 2014 and December 31, 2013, total outstanding balance of principal and accrued interest was $385,045 and $378,845, respectively.  At March 31, 2014, the Consolidated Note was convertible at a rate of $0.004 per share into 96,261,250 shares of the Company’s common stock.

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued its unsecured Promissory Notes (the “Notes”) to private investors for $33,000.  The Notes are unsecured, due on April 26, 2014, and accrues interest of 5% per annum payable upon maturity.  During the three months ended March 31, 2014, the Company  received an additional $18,400 of proceeds under the Notes.  At March 31, 2014 and December 31, 2013, the amount due under the promissory notes totaled $86,900 and $67,600 including accrued interest of $6,000 and $5,100, respectively.  We are currently working on extending the maturity date of the Notes with the holders of the Notes.

NOTE 4 – EQUITY

Common shares issuable

Pursuant to the 7th and up to the 13th amendments of the Company’s convertible promissory notes, executed between May 2009 and December 2011, the Company granted these note holders a total of 1,627,986 shares of common stock. The shares were issued to the note holders concurrent with the receipt of proceeds pursuant to the amended convertible notes (see Note 2).  The Company accounted for these shares at fair value and was recorded as part of interest expense at the respective date of grant.  As of March 31, 2014, the Company has not yet issued these shares to the respective note holders.  The Company expects to issue these shares in 2014.

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

Warrants Outstanding

A summary of warrant activity and changes for the three months ended March 31, 2014 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2013	200,000	$0.50	0.8
Granted	-
Expired	-		-
Outstanding at exercisable at March 31, 2014	200,000	$0.50	0.5

Additional information regarding warrants outstanding as of March 31, 2014 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at March 31, 2014
$.50	200,000	0.5	200,000	-

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s office facility has been provided without charge by Mr. James Simpson, Chief Executive Officer.  Such cost was not material to the financial statements and accordingly, has not been reflected therein.

In view of the Company’s limited operations and resources, Mr. Simpson did not receive any compensation from the Company for the three months ended March 31, 2014 and 2013.

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

In 2008, we evaluated various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.   To that end, we entered into discussions with multiple potential targets but were unable to reach a definitive agreement with any such targets.  Our largest client, Home Interior & Gifts, representing over 47% of our sales in 2007, declared bankruptcy in 2008 and, as a result, we have not expected material future revenue from the customer.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), now dissolved, and to sell its assets, to pay down its debts and to provide working capital for the Company.  All sales were at arm’s length and to non-affiliated entities.  We also raised $266,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.

Since 2009 we have been largely inactive except for efforts to sell assets and to seek a possible business combination. We continue to take steps to lower our operating costs and manage our working capital needs. However, we cannot guarantee that these actions will ensure our continued existence.

Liquidity and Capital Resources

We derived our primary source of funds during the three months ended March 31, 2014 from the sale of additional debt securities.  Working capital as of March 31, 2014 was $4,197 as compared to negative working capital of $10,074 as of December 31, 2013.  The cash balance at March 31, 2014 was $16,907 compared to $2,636 at December 31, 2013.

Net cash used in operating activities was $4,129 for the three months ended March 31, 2014, as compared to $2,704 for the three months ended March 31, 2013.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $18,400 during the three months ended March 31, 2014, as compared to net cash provided by financing activities of $12,500 for the three months ended March 31, 2013.  Net cash provided by financing activities was principally related to the issuance of promissory notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,886,943 at March 31, 2014.  Additionally, as of March 31, 2014, we had cash and cash equivalents of $16,907.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accountants for our financial statements for the year ended December 31, 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions, for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or financing on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

In August 2012, we and all the existing note holders agreed to consolidate the Notes with an aggregate principal balance of $277,888 and unpaid interest of $72,712.  As a result, the Notes were cancelled and we issued a new note (the “Consolidated Note”) in the principal amount of $350,600.  We considered the cancellation of the Note as an extinguishment for accounting purposes.

The Consolidated Note is secured by our assets, bears interest of 7% per annum, will mature on December 31, 2014, as amended, and is convertible into shares of our common stock at $0.004 per share. As the market price on the date of the issuance of the Consolidated Note was $0.20 per share, we calculated a beneficial conversion feature up to the face value of the note of $350,600 which represented the difference between the market price and the exercise price on the date of issuance. The beneficial conversion feature was recorded as a valuation discount and was amortized in full to interest expense over the original term of the note, which was originally scheduled to mature on December 31, 2012.

As of March 31, 2014, the total outstanding balance of the Consolidated Note included an unpaid principal balance of $350,600 and accrued interest of $34,445, for a total of $385,045.

Promissory Notes

On April 26, 2012, we issued unsecured Promissory Notes (the “Notes”) to private investors (“Investors”) for which we had received $33,000 as of December 31, 2012.  The principal balance of the Notes has been incrementally increased on a number of occasions, and as of March 31, 2014, the principal balance of the Notes totaled $80,900.  The Notes were due on April 26, 2014 and has an interest rate of 5% per annum where interest accrues and is payable in cash upon maturity.  As of March 31, 2014, the amount due under the Notes totaled $86,900 including accrued interest of $6,000.  We are currently working on extending the maturity date of the Notes with the holders of the Notes.

Results of Operations for Three Months ended March 31, 2014 and 2013

Revenues.    We had no revenues during the three months ended March 31, 2014 and 2013.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.

Gross profit.     We had no revenues and therefore no costs of revenues for the three months ended March 31, 2014 and 2013, respectively.

Operating expenses.    Operating expenses consist mainly of legal and accounting expenses.  Operating expenses decreased by $1,575 to $4,129 for the three months ended March 31, 2014 versus $5,704 for the three months ended March 31, 2013.

Other expense.  Other expense principally consists of interest and financing expense related to outstanding debt and shares issuances.   We had interest expense of $7,100 for the three months ended March 31, 2014, compared to interest expense of $6,700 for the three months ended March 31, 2013.  The increase in balance and interest expense of $400 related to our increased debt balances.

Net Loss.  Our net loss for the three months ended March 31, 2014 was $11,229 compared to loss of $12,404 for the three months ended March 31, 2013.  The difference was attributable to the aforementioned lack of revenue, decreased operating expense and increased interest expense.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods. While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified no material weaknesses, and have concluded that, as of March 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were effective at the reasonable assurance level.

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

We did not have any issuances of our securities during the three months ended March 31, 2014.

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

SILVERGRAPH INTERNATIONAL, INC.

By:	/s/ James R. Simpson
	James R. Simpson	Date: May 13, 2014
Chief Executive Officer, Secretary
Principal Financial Officer and Director