Form 10-Q
period 2014-09-30
SILVERGRAPH INTERNATIONAL INC
filed 2014-11-14
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of November 13, 2014 was 2,971,154, including a total of 1,703,586 shares issuable under contractual commitments and 2,970,954 shares outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

SILVERGRAPH INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,936	$2,636

Total assets	$2,936	$2,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,016	$12,710
Convertible promissory notes and accrued interest	397,245	-
Total current liabilities	409,261	12,710

Convertible promissory notes and accrued interest	-	378,845
Promissory note and accrued interest	97,300	67,600

Total liabilities	506,561	459,155

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 1,267,368 shares issued and outstanding	1,267	1,267
Additional paid-in capital	6,189,385	6,189,385
Common shares issuable (1,703,586 shares)	228,543	228,543
Accumulated deficit	(6,922,820)	(6,875,714)
Total stockholders' deficit	(503,625)	(456,519)

Total liabilities and stockholders’ deficit	$2,936	$2,636

The accompanying notes are an integral part of these condensed financial statements

SILVERGRAPH INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	15,500	4,479	25,906	23,903
Operating loss	(15,500)	(4,479)	(25,906)	(23,903)
Interest expense - net	(7,100)	(6,900)	(21,200)	(20,500)
Net loss	$(22,600)	$(11,379)	$(47,106)	$(44,403)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and fully diluted	2,970,954	2,970,954	2,970,954	2,970,954

The accompanying notes are an integral part of these condensed financial statements

SILVERGRAPH INTERNATIONAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2013	1,267,368	$1,267	$6,189,385	$228,543	$(6,875,714)	$(456,519)
Net loss	--	--	--	--	(47,106)	(47,106)
Balance, September 30, 2014 (Unaudited)	1,267,368	$1,267	$6,189,385	$228,543	$(6,922,820)	$(503,625)

The accompanying notes are an integral part of these condensed financial statements

SILVERGRAPH INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(47,206)	$(44,403)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	21,200	20,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	(694)	3,641
Net cash used in operating activities	(26,600)	(20,262)

Financing activities:
Proceeds from issuance of promissory notes	26,900	20,500
Net cash provided by financing activities	26,900	20,500

Change in cash and cash equivalents	300	238
Cash and cash equivalents, beginning of period	2,636	2,377
Cash and cash equivalents, end of period	$2,936	$2,615

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

SILVERGRAPH INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. ("Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products. In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which caused us in 2008 to evaluate various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology. In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company. We also raised approximately $275,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations. We are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries. We continue to take steps to lower our operating costs and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Basis of Presentation

The financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the financial position of Silvergraph International, Inc. at September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, respectively. Comprehensive income is equivalent to net income for the three and nine months ended September 30, 2014 and 2013, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying unaudited financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenues from operations since 2009, suffered recurring losses from its operations since its inception, finances its working capital requirements through sale of its convertible notes and equity security for cash, and has an accumulated deficit of $6,922,820 and a negative working capital of $406,325 at September 30, 2014.  The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As the Company had a net loss in the three and nine months ended September 30, 2014 and 2013, respectively, basic and diluted loss per share is the same.  Potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire an aggregate of 200,000 common shares as of September 30, 2013 and shares of common stock issuable upon conversion of a convertible promissory note of 96,261,250 and 90,061,250 common shares as of September 30, 2014 and 2013, respectively.

Recently Issued Accounting Guidance:

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

In August 2012, the Company and the note holders agreed to consolidate the Former Notes, and as a result, the Former Notes were cancelled and the Company issued a new note (the “Consolidated Note”) for $350,600.  The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and matures on December 31, 2014. Effective May 19, 2014, the Consolidated Note was amended to limit the number of shares into which the Convertible Note and related accrued interest can be converted.  The aggregate maximum number of shares issuable for conversion was limited to 96,261,250 shares, which represents $385,045 of note principal and accrued interest at the stated conversion price of $0.004 per share.   Any balance of note principal and accrued interest in excess of $385,045 will never be convertible into shares of the Company’s common stock unless the authorized shares of the Company are increased.  At September 30, 2014, $385,045 of the Consolidated Note and accrued interest were convertible at a rate of $0.004 per share into 96,261,250 shares of the Company’s common stock, and the balance of $12,200 will never be convertible into shares of the Company’s common stock.  At September 30, 2014 and December 31, 2013, total outstanding balance of principal and accrued interest was $397,245 and $378,845, respectively.

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued its unsecured Promissory Note (the “Note”) to private investors for $33,000.  The Note is unsecured and accrues interest of 5% per annum payable upon maturity.  During 2014, the Company received an additional $26,900 of proceeds under the Note.  Effective April 20, 2014, the maturity date of the Note was extended from April 26, 2014, to December 31, 2015.  At September 30, 2014 and December 31, 2013, the amount due under the promissory note totaled $97,300 and $67,600 including accrued interest of $7,900 and $5,100, respectively.

NOTE 4 – EQUITY

Common shares issuable

Pursuant to the 7th and up to the 13th amendments of the Company’s convertible promissory notes from May 2009 up to December 2011, the Company granted these note holders a total of 1,627,986 shares of common stock. The shares were issued to the note holders concurrent with the receipt of proceeds pursuant to the amended convertible notes (see Note 2).  The Company accounted for these shares at fair value and was recorded as part of interest expense at the respective date of grant.  As of September 30, 2014, the Company has not yet issued these shares to the respective note holders.  The Company expects to issue these shares in 2014.

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

Warrants Outstanding

A summary of warrant activity and changes for the nine months ended September 30, 2014 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2013	200,000	$0.50	0.8
Granted	-
Expired	(200,000)	(0.50)	-
Outstanding at exercisable at September 30, 2014	-	$-	-

Additional information regarding warrants outstanding as of September 30, 2014 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at September 30, 2014
$ .50	-	-	-	-

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

In view of the Company’s limited operations and resources, Mr. Simpson did not receive any compensation from the Company for the nine months ended September 30, 2014 and 2013.

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

In 2008, we evaluated various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.   To that end, we entered into discussions with multiple potential targets but were unable to reach definitive agreement with any such targets.  Our largest client, representing over 47% of our sales in 2007, declared bankruptcy in 2008 and, as a result, we have not expected material future revenue from the customer.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), now dissolved, and to sell its assets, to pay down its debts and to provide working capital for the Company.  All sales were at arm’s length and to non-affiliated entities.  We also raised $275,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of the Notes to Condensed Financial Statements describes the significant accounting policies used in the preparation of the condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. On a regular basis, we review the accounting policies we use in reporting our financial results.

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

Liquidity and Capital Resources

We derived our primary source of funds during the nine months ended September 30, 2014, from the sale of additional debt securities.  Working capital as of September 30, 2014, was negative $406,325 as compared to negative working capital of $10,074 as of December 31, 2013.  The cash balance at September 30, 2014 was $2,936 compared to $2,636 at December 31, 2013.

Net cash used in operating activities was $26,600 for the nine months ended September 30, 2014, as compared to $20,262 for the nine months ended September 30, 2013.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $26,900 during the nine months ended September 30, 2014, as compared to net cash provided by financing activities of $20,500 for the nine months ended September 30, 2013.  Net cash provided by financing activities was principally related to the issuance of promissory notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,922,820 at September 30, 2014.  Additionally, as of September 30, 2014, we had cash and cash equivalents of $2,936.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accountants for our financial statements for the year ended December 31, 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

In August 2012, the Company and the note holders agreed to consolidate the Former Notes, and as a result, the Former Notes were cancelled and the Company issued a new note (the “Consolidated Note”) for $350,600.  The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and matures on December 31, 2014.  Effective May 19, 2014, the Consolidated Note was amended to limit the number of shares into which the Convertible Note and related accrued interest can be converted.  The aggregate maximum number of shares issuable for conversion was limited to 96,261,250 shares, which represents $385,045 of note principal and accrued interest at the stated conversion price of $0.004 per share.   Any balance of note principal and accrued interest in excess of $385,045 will never be convertible into shares of the Company’s common stock unless the authorized shares of the Company are increased.  At September 30, 2014, $385,045 of the Consolidated Note and accrued interest were convertible at a rate of $0.004 per share into 96,261,250 shares of the Company’s common stock, and the balance of $12,200 will never be convertible into shares of the Company’s common stock.  At September 30, 2014 and December 31, 2013, total outstanding balance of principal and accrued interest was $397,245 and $378,845, respectively.

Promissory Notes

On April 26, 2012, the Company issued its unsecured Promissory Note (the “Note”) to private investors for $33,000.  The Note is unsecured and accrues interest of 5% per annum payable upon maturity.  During 2014, the Company received an additional $26,900 of proceeds under the Note.  Effective April 20, 2014, the maturity date of the Note was extended from April 26, 2014, to December 31, 2015.  At September 30, 2014 and December 31, 2013, the amount due under the promissory note totaled $97,300 and $67,600 including accrued interest of $7,900 and $5,100, respectively.

Results of Operations for Three Months ended September 30, 2014 and 2013

Revenues.  We had no revenues during the three months ended September 30, 2014 and 2013.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.

Gross profit.  We had no revenues and therefore no costs of revenues for the three months ended September 30, 2014 and 2013, respectively.

Operating expenses.  Operating expenses consist mainly of legal and accounting expenses.  Operating expenses increased by $11,021 to $15,500 for the three months ended September 30, 2014 versus $4,479 for the three months ended September 30, 2013.

Interest expense - net.  Interest expense principally consists of interest and financing expense related to outstanding debt and shares issuances.   We had interest expense of $7,100 for the three months ended September 30, 2014, compared to interest expense of $6,900 for the three months ended September 30, 2013.  The increase in interest expense was related to our increased debt balances.

Net Loss.  Our net loss for the three months ended September 30, 2014 was $22,600 compared to loss of $11,379 for the three months ended September 30, 2013.  The difference was attributable to the aforementioned lack of revenue, increased operating expense and increased interest expense.

Results of Operations for Nine Months ended September 30, 2014 and 2013

Revenues.    We had no revenues during the nine months ended September 30, 2014 and 2013.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.

Gross profit.     We had no revenues and therefore no costs of revenues for the nine months ended September 30, 2014 and 2013, respectively.

Operating expenses.    Operating expenses consist mainly of legal and accounting expenses.  Operating expenses increased by $2,003 to $25,906 for the nine months ended September 30, 2014 versus $23,903 for the nine months ended September 30, 2013.

Interest expense - net.  Interest expense principally consists of interest and financing expense related to outstanding debt and shares issuances.   We had interest expense of $21,200 for the nine months ended September 30, 2014, compared to interest expense of $20,500 for the nine months ended September 30, 2013.  The increase in interest expense was related to our increased debt balances.

Net Loss.  Our net loss for the nine months ended September 30, 2014 was $47,106 compared to loss of $44,403 for the nine months ended September 30, 2013.  The difference was attributable to the aforementioned lack of revenue, decreased operating expense and increased interest expense.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods. While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified no material weaknesses, and have concluded that, as of September 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were effective at the reasonable assurance level.

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

We did not have any issuances of our securities during the nine months ended September 30, 2014.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4 MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

On November 13, 2014, Michael S. Abrams tendered his resignation as a member of our Board of Directors, effective as of November 1, 2014.

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

SILVERGRAPH INTERNATIONAL, INC.

By:	/s/ James R. Simpson
	James R. Simpson	Date: November 13 , 2014
Chief Executive Officer, Secretary
Principal Financial Officer and Director