Form 10-K
period 2014-12-31
SILVERGRAPH INTERNATIONAL INC
filed 2015-08-13
CIK 1115975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ___ to ____

Commission file number: 000-30951

SILVERGRAPH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	67-0695367 (I.R.S. Employer Identification No.)
One America Plaza, 600 West Broadway, Suite 700, New York, New York (Address of principal executive offices)	90067-0000 (Zip Code)

Registrant’s telephone number, including area code:   (212) 980-9400

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
Yes [X]   No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014 was approximately $173,000.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of July 31, 2015 was 2,971,154.

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

For the Year Ended December 31, 2014

-i-

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

In 2012, we dissolved New Era.  We are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private operating company.  We continue to take steps to lower our operating costs in order to manage our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

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

ITEM 1A.  RISK FACTORS

 The business, financial condition and operating results of Silvergraph International could be adversely affected by any of the following factors, in which event the value of the equity securities of Silvergraph International could decline, and investors could lose part or all of their investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to management, or that management currently thinks are immaterial, may also impair future business operations.  For purposes of the discussion of the following risk factors, references to “we” and “our” include, unless otherwise indicated, Silvergraph International, Inc.

We have a history of losses, nominal historical operating results, and currently do not have any operations.

We have, from inception through December 31, 2014, incurred an accumulated deficit of $6,940,746.   We have not been engaged in active business operations since 2009, although we continue to explore potential business combinations.

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

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2013 and 2014, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2013	First Quarter	$0.20	$0.20
	Second Quarter	$0.20	$0.20
	Third Quarter	$0.20	$0.15
	Fourth Quarter	$0.17	$0.15

2014	First Quarter	$0.17	$0.17
	Second Quarter	$0.17	$0.17
	Third Quarter	$0.17	$0.17
	Fourth Quarter	$0.17	$0.17

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;
●	issued by a registered investment company;
●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets.

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

Holders

As of July 31, 2015, there were approximately 150 shareholders of record holding 2,971,154 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2014.   This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	0	$0.00	15,152
Total	0	$0.00	15,152

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

Each stock option granted under the 2006 stock option plan will entitle the holder to purchase the number of shares of common stock specified in the grant at the purchase price specified.  The 2006 stock option plan authorizes the Compensation Committee to grant:

●	incentive stock options within the meaning of Section 422 of the Internal Revenue Code to key employees, and
●	non-qualified stock options under the Internal Revenue Code to key employees or non-employee directors.

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

Recent Sales of Unregistered Securities

  None.

Issuer Purchase of Securities

 None.

ITEM 6.  SELECTED FINANCIAL DATA

	Years ended December 31
SUMMARY OF BALANCE SHEET	2014	2013
Cash and cash equivalents	$1,310	$2,636
Total current assets	1,310	2,636
Total assets	1,310	2,636
Total current liabilities	10,516	12,710
Total liabilities	522,861	459,155
Accumulated deficit	(6,940,746)	(6,875,714)
Total stockholders’ deficit	$(521,551)	$(456,519)

SUMMARY OF OPERATING RESULTS
Revenues, net	$-	$-
Cost of sales	-	-
Gross profit	-	-
Total operating expenses	36,032	32,067
Operating loss	(36,032)	(32,067)
Other expenses, net	(29,000)	(27,400)
Net loss	$(65,032)	$(59,467)
Net loss per share	$(0.02)	$(0.02)

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

Liquidity and Capital Resources

We derived our primary source of funds during the twelve months ended December 31, 2014 from the sale of additional debt securities.  Working capital as of December 31, 2014 was negative $521,551 as compared to negative working capital of $10,074 as of December 31, 2013.  The cash balance at December 31, 2014 was $1,310 compared to $2,636 at December 31, 2013.

Net cash used in operating activities was $38,226 for the twelve months ended December 31, 2014, as compared to $29,241 for the twelve months ended December 31, 2013.  During each period presented, we used net cash principally to fund our net losses.

Net cash provided by financing activities was $36,900 during the twelve months ended December 31, 2014, as compared to net cash provided by financing activities of $29,500 for the twelve months ended December 31, 2013.  Net cash provided by financing activities during 2014 was principally related to the issuance of promissory notes.

We have suffered recurring losses from operations and have an accumulated deficit of approximately $6,940,746 at December 31, 2014.  Additionally, as of December 31, 2014, we had cash and cash equivalents of $1,310.  Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accountants for our financial statements for the year ended December 31, 2014 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations and to grow our current operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of equity or debt financing, or otherwise.  After this twelve month period, we may need additional financing for working capital, and in the case of acquisitions for payment of seller notes and future earned cash to sellers of acquired companies. There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us. If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of the common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Convertible Promissory Notes

In August 2012, the Company and the note holders agreed to consolidate the Former Notes, and as a result, the Former Notes were cancelled and the Company issued a new note (the “Consolidated Note”) for $350,600.  The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and matures on December 31, 2014. The Company is currently in discussions to extend the maturity date of the Consolidated Note.  Effective May 19, 2014, the Consolidated Note was amended to limit the number of shares into which the Convertible Note and related accrued interest can be converted.  The aggregate maximum number of shares issuable for conversion was limited to 96,261,250 shares, which represents $385,045 of note principal and accrued interest at the stated conversion price of $0.004 per share.   Any balance of note principal and accrued interest in excess of $385,045 will never be convertible into shares of the Company’s common stock unless the authorized shares of the Company are increased.  At December 31, 2014, $385,045 of the Consolidated Note and accrued interest were convertible at a rate of $0.004 per share into 96,261,250 shares of the Company’s common stock, and the balance of $18,800 will never be convertible into shares of the Company’s common stock.  At December 31, 2014 and 2013, total outstanding balance of principal and accrued interest was $403,845 and $378,845, respectively.

Promissory Notes

On April 26, 2012, the Company issued its unsecured Promissory Note (the “Note”) to private investors for $33,000.  The Note is unsecured and accrues interest of 5% per annum payable upon maturity.  During 2014, the Company received an additional $36,900 of proceeds under the Note.  Effective April 20, 2014, the maturity date of the Note was extended from April 26, 2014, to December 31, 2015.  At December 31, 2014 and 2013, the amount due under the promissory note totaled $108,500 and $67,600 including accrued interest of $9,100 and $5,100, respectively.

Results of Operations for Years ended December 31, 2014 and 2013

Revenues.    We had no revenues during the years ended December 31, 2014 and 2013.  We continue to explore new opportunities that will generate revenue and enhance shareholder value.

Gross profit.     We had no revenues and therefore no costs of revenues for the years December 31, 2014 and 2013, respectively.

Operating expenses.    Operating expenses consist mainly of legal and accounting expenses.  Operating expenses decreased by $3,965 to $36,032 for the year ended December 31, 2014 versus $32,067 for the year ended December 31, 2013.

Other expense.  Other expense principally consists of interest and financing expense related to outstanding debt and shares issuances.   We had interest expense of $29,000 for the year ended December 31, 2014, compared to interest expense of $27,400 for the year ended December 31, 2013.  The change in balance or increase in interest expense of $1,600 related primarily to the increase in debt levels.

Net Loss.  Our net loss for the year ended December 31, 2014 was $65,032 compared to loss of $59,467 for the year ended December 31, 2013.  The difference was attributable to the aforementioned lack of revenue, increased operating expense, and increased interest expense as discussed above.

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

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

●	we have to make assumptions about matters that are highly uncertain at the time of the estimate; and
●	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

We cannot make estimates and assumptions about future events or determine their effects with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as we obtain additional information and as our operating environment changes. These changes have historically been minor and we have included them in the financial statements as soon as they became known.  In addition, we periodically face uncertainties, the outcomes of which are not within our control and we will not know for prolonged periods of time. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our combined financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and present a meaningful presentation of our financial condition and results of operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange act of 1934 Rules 13a-15(f), for the period ended December 31, 2014.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process to be effected by our Board of Directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

●	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2014, management has relied on the framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Term of Director
Jason Adelman (1)	46	Chief Executive Officer, Chief Financial Officer, Secretary and Director	May 28, 2015 until our next annual meeting

James R. Simpson (1)	45	Former Chief Executive Officer, Chief Financial Officer, Secretary and Director	From June 2006 until May 28, 2015.

(1)
On May 28, 2015, the Company’s Board of Directors approved the resignation of James R. Simpson, as the Company’s Director, Chief Executive Officer, Chief Financial Officer and Secretary.  The Company’s Board of Directors approved Jason Adelman as a Director and he was also appointed to fill the vacant positions of Chief Executive Officer, Chief Financial Officer and Secretary.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
	0	0	0
	0	0	0

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2014, 2013, and 2012 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Jason Adelman (1) CEO, CFO, Secretary and Director	2014	-	-	-	-	-	-	-	-

James R. Simpson (1)	2014	-	-	-	-	-	-	-	-
Former CEO, CFO, and Secretary	2013	-	-	-	-	-	-	-	-

	2012	-	-	-	-	-	-	-	-

(1)
On May 28, 2015, the Company’s Board of Directors approved the resignation of James R. Simpson, as the Company’s Director, Chief Executive Officer, Chief Financial Officer and Secretary.  The Company’s Board of Directors approved Jason Adelman as a Director and he was also appointed to fill the vacant positions of Chief Executive Officer, Chief Financial Officer and Secretary.

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

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  The following table sets forth director compensation as of and for 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James R. Simpson	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2014:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth as of July 31, 2015, the name and the number of shares of our common stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially more than 5% of the 2,971,154 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as a group.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class (1)

Common	Antaeus Capital Partners, LLC 1875 Century Park East, Ste. 1460 Los Angeles, CA 90067	1,219,500	41.0%

Common	Ideal Growth LLC 2855 Cottonwood Pkwy #340 Salt Lake City, UT 84121	200,000	6.7%

Common	Thomas G. Schuster 1421 West Westport Circle MeQuon, WI 53092	536,547	18.1%

MANAGEMENT
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class (1)

Common	James R. Simpson*	125,158	4.2%

(*) Former Officer and/or director.  22541 Parkfield, Mission Viejo, CA

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

(See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation -– Convertible Promissory Notes).

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of Silvergraph International’s annual financial statement and review of financial statements included in our periodic reports and services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements were $12,400 for fiscal year ended 2014 and $15,594 for fiscal year ended 2013.

Audit-Related Fees

We did not have fees for other audit related services for fiscal years ended 2014 and 2013.

Tax Fees

We did not have fees for tax compliance, tax advice and tax planning for the fiscal years 2014 and 2013.

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

SILVERGRAPH INTERNATIONAL, INC.

Date: August 13, 2015	/s/ Jason Adelman
Jason Adelman, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2015	/s/ Jason Adelman
Jason Adelman, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Silvergraph International, Inc.

We have audited the balance sheets of Silvergraph International, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silvergraph International, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Weinberg & Company, P.A.
Los Angeles, California
August 11, 2015

SILVERGRAPH INTERNATIONAL, INC.
BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,310	$2,636

Total assets	$1,310	$2,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,516	$12,710
Convertible promissory notes and accrued interest	403,845	-
Promissory notes and accrued interest	108,500	-
Total current liabilities	522,861	12,710

Convertible promissory notes and accrued interest	-	378,845
Promissory note and accrued interest	-	67,600

Total liabilities	522,861	459,155

Commitments and contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares authorized: 2,971,154 shares issued and outstanding	2,971	1,267
Additional paid-in capital	6,416,224	6,189,385
Common shares issuable (0 and 1,703,586 shares)	-	228,543
Accumulated deficit	(6,940,746)	(6,875,714)
Total stockholders' deficit	(521,551)	(456,519)

Total liabilities and stockholders’ deficit	$1,310	$2,636

The accompanying notes are an integral part of these financial statements

SILVERGRAPH INTERNATIONAL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	(36,032)	(32,067)
Operating loss	(36,032)	(32,067)
Interest expense - net	(29,000)	(27,400)
Net loss	$(65,032)	$(59,467)
Net loss per share, basic and fully diluted	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and fully diluted	2,971,154	2,971,154

The accompanying notes are an integral part of these financial statements

SILVERGRAPH INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional	Common
	Common	Stock	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, January 1, 2013	1,267,368	$1,267	$6,189,385	$228,543	$(6,816,247)	$(397,052)
Net loss	--	--	--	--	(59,467)	(59,467)
Balance, December 31, 2013	1,267,368	1,267	6,189,385	228,543	(6,875,714)	(456,519)
Common shares issued	1,703,786	1,704	226,839	(228,543)	-	-
Net loss	--	--	--	--	(65,032)	(65,032)
Balance, December 31, 2014	2,971,154	$2,971	$6,416,224	$-	$(6,940,746)	$(521,551)

The accompanying notes are an integral part of these financial statements

SILVERGRAPH INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Operating activities:
Net loss	$(65,032)	$(59,467)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued interest on debt	29,000	27,400
Changes in assets and liabilities:
Accounts payable and accrued expenses	(2,194)	2,826
Net cash used in operating activities	(38,226)	(29,241)

Financing activities:
Proceeds from issuance of promissory notes	36,900	29,500
Net cash provided by financing activities	36,900	29,500

Change in cash and cash equivalents	(1,326)	259
Cash and cash equivalents, beginning of period	2,636	2,377
Cash and cash equivalents, end of period	$1,310	$2,636

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SILVERGRAPH INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through 2009, Silvergraph International, Inc. ("Silvergraph" or the “Company”) was a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products.  In 2007, we experienced significant challenges due to the unexpected contraction of our business with our largest client which caused us in 2008 to evaluate various strategies to best enhance value for our shareholders including the sale to or merger with a larger art or printing organization that would benefit from our technology.  In the second half of 2008, we began to wind down our subsidiary New Era Studios, Inc. (“New Era”), and to sell its assets, to pay down its debts and to provide working capital for the Company.  We also raised $285,000 in interim bridge capital to support our operations and took steps to significantly lower our cost of operations.   We are continuing to pursue and evaluate strategies to enhance shareholder value including the merger with a private company in industries outside the art and printing industries.  We continue to take steps to lower our operating costs and help fund our working capital needs. However, we cannot guarantee that these actions will ensure our continued operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations since its inception and has an accumulated deficit of $6,940,746 and stockholders’ deficit of $521,551 at December 31, 2014.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Loss per share

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  At December 31, 2013 and 2014, common stock equivalents were comprised of potential common shares to be issued upon conversion of convertible promissory note of 94,711,250 and 87,649,883 common shares as of December 31, 2014 and 2013, respectively.  At December 31, 2013, common share equivalents also included 200,000 shares of the Company’s common shares.  These warrants expired in 2014.

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

As of December 31, 2014, the Company’s financial assets subject to measurement included only Level 1 items of cash and short term investments.  The fair value of these financial assets was equal to their recorded value. There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 2 or 3 financial assets during the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2—CONVERTIBLE PROMISSORY NOTES

 In February 2008 the Company issued 7% convertible promissory notes (the “Former Notes”) for $150,000.  Between 2008 and 2011, the Former Notes were amended several times and the Company received additional proceeds, and agreed to issue a total of 1,627,986 shares of common stock to these note holders (see Note 4).  In August, 2012, the Former Notes had an aggregate principal balance and accrued interest of $354,045.

In August 2012, the Company and the note holders agreed to consolidate the Former Notes, and as a result, the Former Notes were cancelled and the Company issued a new note (the “Consolidated Note”) for $350,600.  The Consolidated Note is secured by all of the Company’s assets, bears interest at a rate of 7% per annum and matures on December 31, 2014, subsequently extended to December 2015. The aggregate maximum number of shares issuable for conversion was limited to 96,261,250 shares, which represents $385,045 of note principal and accrued interest at the stated conversion price of $0.004 per share.   Any balance of note principal and accrued interest in excess of $385,045 will never be convertible into shares of the Company’s common stock unless the authorized shares of the Company are increased.  At December 31, 2014, $385,045 of the Consolidated Note and accrued interest were convertible at a rate of $0.004 per share into 96,261,250 shares of the Company’s common stock.  At December 31, 2014 and 2013, total outstanding balance of principal and accrued interest was $403,845 and $378,845, respectively.

NOTE 3 – PROMISSORY NOTE

On April 26, 2012, the Company issued its unsecured Promissory Note (the “Note”) to private investors for $33,000.  The Note is unsecured and accrues interest of 5% per annum payable upon maturity.  During 2014, the Company received an additional $36,900 of proceeds under the Note.  Effective April 20, 2014, the maturity date of the Note was extended from April 26, 2014, to December 31, 2015.  At December 31, 2014 and 2013, the amount due under the promissory note totaled $108,500 and $67,600 including accrued interest of $9,100 and $5,100, respectively.

NOTE 4 – EQUITY

Common shares issuable

Pursuant to the 7th and up to the 13th amendments of the Company’s convertible promissory notes from May 2009 up to December 2011, the Company granted these note holders a total of 1,628,186 shares of common stock. The shares were issued to the note holders concurrent to the receipt of proceeds pursuant to the amended convertible notes (see Note 2).  The Company accounted these shares at fair value and was recorded as part of interest expense at the respective date of grant.  The Company issued these shares in December 2014.

On April 1, 2011, the Company entered into an Acknowledgment and Release with Beach Freeman Lim & Cleland, a California limited liability partnership (“Beach”), under which the Company agreed to issue Beach 75,600 shares of common stock in exchange for Beach agreeing to accept the shares in full satisfaction of any and all amounts owe Beach amounting to $75,590.  The Company accounted these shares at fair value upon issuance in April 2011.  The Company issued these shares in December 2014.

Warrants Outstanding

A summary of warrant activity and changes for the year ended December 31, 2014 and 2013 is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2012	200,000	$0.50	1.8
Granted
Expired	-	-	-
Outstanding at December 31, 2013	200,000	$0.50	0.8
Granted	-	-	-
Expired	(200,000)	0.50	-
Outstanding and exercisable at December 31, 2014	-	$-	-

    Additional information regarding warrants outstanding as of December 31, 2014 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2014
$-	-	-	-	-

Convertible Promissory Notes

As of December 31, 2014 and 2013, potential shares of common stock to be issued totaled 96,261,250 and 87,649,883 respectively pursuant to the terms of the Company’s outstanding convertible notes (see Note 2).

NOTE 5 – INCOME TAXES

The Company did not provide for any Federal or state income tax expense during the years ended December 31, 2014 and 2013 as a result of the availability of net operating loss carryforwards.  As of December 31, 2014, the Company had provided a 100% valuation allowance with respect to such Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.  This valuation allowance represents the difference in the Company’s effective income tax of 0% and the Federal statutory income tax rate of 34% for the year ended December 31, 2014.

As of December 31, 2014, for Federal and state income tax purposes, the Company had approximately $2,000,000 in net operating loss carryforwards expiring through 2016.   Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined "ownership change".  The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as December 31, 2014 and 2013, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2014. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s office facility has been provided without charge by Mr. James Simpson, former Chief Executive Officer.  Such cost was not material to the financial statements and accordingly, have not been reflected therein.

Mr. Simpson did not receive any compensation from the Company for the years ended December 31, 2014 and 2013.

NOTE 8 – SUBEQUENT EVENTS

On May 28, 2015, the Company’s Board of Directors approved the resignation of James R. Simpson, as the Company’s Director, Chief Executive Officer, Chief Financial Officer and Secretary.  The Company’s Board of Directors approved Jason Adelman as a Director and he was also appointed to fill the vacant positions of Chief Executive Officer, Chief Financial Officer and Secretary.